Form 10-Q
period 1996-06-30
CASTLE BANCGROUP INC
filed 1996-08-13
CIK 723043

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                 ---------------------------------------------------


                                      FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934


                 ---------------------------------------------------


    For the Quarter Ended June 30, 1996     Commission File No. 2-84979

                 ---------------------------------------------------


                                CASTLE BANCGROUP, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                                36-3238190
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION
     INCORPORATION OF ORGANIZATION)                     NUMBER)

        208 West Locust Street                           60115
           DeKalb, Illinois                           (ZIP CODE)
         (ADDRESS OF PRINCIPAL
           EXECUTIVE OFFICES)



          Registrant's telephone number, including area code (815) 758-7007

                       ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:      Yes  /x/ No  / /

The registrant has 2,068,571 shares of Common Stock outstanding as of June 30, 1996.

                                        PART I

ITEM 1 -- FINANCIAL STATEMENTS

The following unaudited interim consolidated financial statements of Castle BancGroup, Inc. (Company) are included herewith:

    1. Interim Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995.

    2. Interim Consolidated Statements of Earnings for the three months ended June 30, 1996 and 1995 and for the six months ended June 30, 1996 and 1995.

    3. Interim Statement of Changes in Stockholders' Equity for the six months ended June 30, 1996.

    4. Interim Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

The Company posted year-to-date net earnings of $915,824 at June 30, 1996, $284,659 or 23.7% less than year-to-date earnings of $1,200,483 at June 30, 1995. Second quarter net earnings were $583,984 for 1996 as compared to $782,472 during the second quarter of 1995, a $198,488 or 25.4% decrease. This decrease in earnings can be attributed to increased expenses related to the expansion of the Company's mortgage origination line of business. New mortgage origination facilities were opened in Chicago and Rockford, Illinois during the first half of 1996. Additionally, increased expenses have been incurred for staffing and technology needs relating to the start up of a secondary marketing function at the Company's mortgage origination subsidiary, Castle Mortgage, Inc. Fluctuating interest rates have also created secondary marketing losses on the Company's mortgage loan warehouse, in addition to negatively impacting mortgage demand in the market place. While current year-to-date profits have been adversely affected, management expects that operating results will improve in the future from these activities.

Year-to-date earnings per common share was $.40 at June 30, 1996, down $.08 per share from June 30, 1995 earnings per common share of $.48. Second quarter earnings per common share was $.26 for 1996 as compared to $.33 for the same period in 1995. The decrease in earnings per share is due primarily to the increased expenses incurred during the first half of 1996, as described above, which are expected to enhance future returns to the Company. Net earnings applicable to common stock of $815,074 year-to-date at June 30, 1996 compares to $963,063 at June 30, 1995. This represents a $147,989 decrease. Year-to-date preferred stock dividends were $100,750 at June 30, 1996 as compared to $237,420 at June 30, 1995 as a result of the redemption of $2,750,000 of preferred stock on June 30, 1995.

To improve operating results, the Company continues its attempt to control holding company expenses as well as improve Subsidiary earnings through economies of scale and earnings enhancement opportunities. The Company's strategy for future growth is based on internal growth of its Subsidiaries and selective acquisition of financial institutions and financial services companies in markets west of the Chicago metropolitan area.

The following discussion of performance for the six month period ending June 30, 1996 as compared to the corresponding period in 1995 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)

                                INTEREST INCOME

Net interest income for the first six months of 1996 increased approximately $625,000 to $8,830,000 as compared to $7,484,054 at June 30, 1995. This increase can be attributed to the interest earnings on the Company's portfolio of mortgage loans held for sale, with a year-to-date average outstanding balance of $39.3 million, net of increased interest expense on short-term borrowings and deposits which are used to fund the mortgage loan portfolio. On a tax equivalent basis, net interest income increased $537,000 for the first two quarters of 1996 as compared to the same period in 1995.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), declined in the first half of 1996 to 4.25% as compared to 4.55% in 1995. This decline can be traced to a 0.20% increase in the Company's average cost of funds for the first two quarters of 1996 as compared to the same period in 1995. Increases in short term interest rates continue to put pressure on the Subsidiaries' net interest margins.

The ratio of average earning assets to average total assets increased to 93.9% for the first six months of 1996 as compared to 92.3% for the same period in 1995, due to efforts by the Company to obtain higher yielding assets. The mortgage loan held for sale portfolio increased $39.2 million from $12.1 million at June 30, 1995 to $51.3 million at June 30, 1996. The Subsidiaries originate long-term fixed-rate mortgage loans which are sold in the secondary market, servicing released and without recourse. This line of business not only provides needed services for customers, but also generates substantial fee income and reduces the Company's exposure to long-term interest rate risk. The Subsidiaries also continue efforts to improve the net interest margin by increasing the loan portfolio, traditionally higher yielding assets, with quality credits. The gross loan portfolio has increased $29.0 million, or 11.9%, from June 30, 1995 to June 30, 1996. The ratio of average loans, including mortgages held for sale, to total average assets, has increased significantly to 66.5% at June 30, 1996 as compared to 56.9% at June 30, 1995. Management believes that net interest margins will continue to experience the downward pressure experienced by financial institutions in recent years, which will continue to impact future earnings. This downward pressure is due to competition from both financial institutions and competitors outside the industry, as well as general trends in the economy.

                          PROVISION FOR POSSIBLE LOAN LOSSES

The Subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth.

Management follows conservative credit standards and closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the Subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the Subsidiaries serve. This system allows management to assess the requirements of the allowance for loan losses. Due to these efforts, management has permitted the allowance as a percentage of loans to remain at 1.30% as of June 30, 1996 which remained stable as compared to 1.31% at December 31,1995. The provision for loan losses recorded during the first six months of 1996 was $445,531 as compared to $163,750 during the same period in 1995. This $282,000 increase can be attributed to maintaining the 1.30% reserved level on the loan portfolio, which increased $29 million during this period. Management intends to continue its conservative loan policies and to maintain the Company's allowance for loan losses at levels deemed to be sufficient based on the evaluation of the above factors.

Management continues to monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans and other real estate owned, represented 0.63% of total assets as of June 30, 1996 which has increased modestly from 0.53% as December 31, 1995.

Year-to-date net charge-offs at June 30, 1996 totaled $323,608 as compared to $109,234 at June 30, 1995. As experienced through out the consumer finance industry, Castle Finance has experienced higher delinquencies and charge-offs during the first half of 1996, which accounts for $62,000 of this increase. Additionally, a Subsidiary bank had one large comercial loan charge-off for $73,000 and one residential real estate charge-off of $42,000 during the first six months of 1996, as compared to net charge-offs of only $29,000 at this Subsidiary during the same period in 1995.

                                OTHER OPERATING INCOME

Other income, excluding security gains and losses, totaled $5,154,000 for the first six months of 1996 as compared to $2,609,000 for the same period in 1995. Approximately $2,217,000 of the $2,545,000 increase over the prior year relates to fee income earned by Castle Mortgage, Inc. on the origination of mortgages sold into the secondary market. Castle Mortgage acquired the assets of Premier on May 24, 1995. As a result, year-to-date earnings for the Company at June 30, 1995 include income earned by Castle Mortgage, Inc. from the date of acquisition only.

Net securities gains of $28,846 were recognized during the first six months of 1996 as compared to net losses of ($288,320) during the first six months of 1995. For both periods, all recognized gains and losses related to the sale or call of securities classified as available for sale. During the first quarter of 1995, $232,500 of non-recurring security losses, net of applicable income taxes, were recognized as the result of the sale of several securities that were consummated to permit reinvestment in higher yielding investments.

The Subsidiaries continue to work on improving non-interest revenues by collection of fee income and periodic reevaluation of fee schedules to ensure that they are fair to the customer and adequately compensate the Company for costs incurred and risk assumed.

                               OTHER OPERATING EXPENSES

Other operating expenses increased approximately $3,466,000 year to date at June 30, 1996 over the corresponding period in 1995. $3,288,000 of this increase relates to operations of Castle Mortgage which, as noted above, was not actively operating during the first four months of 1995. Increases in employee salaries and benefit expenses accounted for another $755,000 of the increase. Increased operating expenses relating to the start-up of two new mortgage origination offices also contributed to the increase, as did increased professional fees associated with management's continuing efforts to identify growth and revenue enhancement opportunities.

Increases in operating expenses were partially off-set by a $398,000 decrease in FDIC insurance expense during the first six months of 1996, as compared to the same period in

1995. This savings is a direct result of the reduction of FDIC premiums in late 1995 for well managed financial institutions.

Subsidiary management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff. Several staff additions were made at the Subsidiaries that will help facilitate future growth in key operational areas.

Management anticipates that the current upward trend in other operating expenses will slow somewhat as economies of scale are realized at the holding company level through centralization of bank functions such as internal audit, human resources, accounting, marketing, data processing, and purchasing. Management also anticipates that inflation will be moderate over the next several years which will further limit the growth of expenses.

In October of 1995, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement required implementation of either a change to a fair value based method accounting or a proforma disclosure of the effects of such a change for fiscal years beginning after December 15, 1995. The Company has elected not to implement the new fair value based method in determining compensation expense. Therefore, the implementation of this Statement had no effect on the financial results of the Company. Based on current information, a proforma disclosure of the effect of the change in accounting to a fair value based method would require a proforma increase to compensation expense of approximately $435,000.

The FASB also issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." This statement provides guidance for recognition and measurement of impairment of long-lived assets, certain intangible assets and goodwill related both to assets to be held and used, and assets of which are to be disposed. Statement No. 121 is effective for fiscal years beginning after December 15, 1995. Implementation of this statement had no impact on the financial results of the Company.

In 1995 the FASB also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which requires capitalization of servicing rights on mortgage plans when the loans are to be sold and the servicing retained. Currently, the Company primarily sells all mortgage loans with servicing released, thus implementation of this accounting statement is not expected to be materials to the Company's business practices or results of operations.

                                 FINANCIAL CONDITION

The Company continues to face new and different challenges as the financial services industry continues to evolve. As the economy continues on its course to recovery, improvement in the marketplace will allow those organizations with drive and vision to continue to succeed and grow. While competition from financial and non-financial sources continues to increase, so do opportunities from traditional and non-traditional markets. Historically, the Company has responded well to both the challenges and opportunities with innovative products and services, fair and appropriate pricing, risk management, cost containment, and aggressive pursuit of market opportunities. The Company has responded to these challenges with new approaches to providing customer satisfaction such as the acquisition of Premier, which provides greater access to mortgage markets, and the creation of a full service brokerage department for our banking subsidiaries. Management believes that the Company's future success will continue to be from effective operation of the Subsidiaries. The development of centralized functions at the holding company was designed to provide essential services to the Subsidiaries to allow them to continue as dominant competitors in the markets which they serve and to provide a solid basis for future growth through acquisition of financial assets that fit the Company's long term strategy.

                               BALANCE SHEET STRUCTURE

Average assets for the first six months of 1996 increased by $51,396,000 or approximately 12.4% as compared to the corresponding period in 1995. Total deposits increased $32,956,000 or 9.1% over the corresponding period. The Subsidiary Banks are all experiencing significant competition for deposits which has caused an increase in Company's cost of funds, as noted previously. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company does not have any brokered deposits as of June 30, 1996. Deposit growth requires the Subsidiary Banks to continue to develop and offer high value deposit products that attract new customer relationships, as well as maintaining existing relationships.

Management is continuing its attempts to maximize returns on assets through shifts in asset mix when it is deemed prudent to do so. As a result, the investment portfolio has decreased and the loan portfolio, including mortgage loans held for sale, has increased, in an effort to invest in higher yielding assets.

                                       CAPITAL

The Company is committed to maintaining strong capital positions in each of its Subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's tangible leverage ratio as of June 30, 1996 was 6.19%, down from 6.27% at December 31, 1995. The ratio exceeds the regulatory minimum, and management believes the Company is maintaining a strong capital position. The Company's June 30, 1996 total risk weighted capital ratio also decreased to 10.23% from
10.95% at December 31, 1995.   The Tier 1 Capital ratio decreased from 9.33% at
December 31, 1995 to 9.11% at June 30, 1996. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory minimums.

                                      LIQUIDITY

The Company ensures that the Subsidiaries maintain adequate liquidity and provides access to secondary sources of liquidity in case of unusual or unanticipated demand for funds. Primary bank sources of liquidity are repayment of loans, high-quality marketable investments, and the bank's federal funds position which, together, are more than sufficient to satisfy liquidity need arising in the normal course of business. The Company is a secondary source of liquidity for its Subsidiaries through discretionary access to short-term funding sources in the event of unanticipated demand for funds.

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first six months of 1996 as compared to the same period in 1995. These fluctuations primarily related to the $38 million increase in the portfolio of mortgage loans held for sale, which has been funded by maturities and calls of investment securities, as well as the addition of short-term debt, including an additional $5 million operating line of credit for the Company, as well as increased federal funds purchased at the Subsidiary Banks.

                                  INTEREST RATE RISK

Senior management monitors and manages interest rate exposure to minimize the impact of interest rate fluctuations. Interest rate exposure is reviewed and managed, to the extent possible and prudent to do so, by matching interest bearing assets and interest bearing liabilities. Maximization of net interest income consistent with acceptable risk and liquidity needs are underlying objectives of asset/liability management.

                                       OVERVIEW

The regulatory environment continues to challenge Company management to satisfy regulatory requirements while still providing financial services to the communities we serve and adequate return and continuing confidence to our shareholders. Recent banking acts including the Riegle Community Development and Regulatory Improvement Act of 1994 and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Acts) will have significant impact on the financial institution industry. Numerous regulatory relief provisions are included in these Acts intended to streamline the regulatory process for banks and thrifts. Additional, new provisions are included to allow for interstate branching beginning in late 1995 and interstate merging beginning in June of 1997.

The Company has taken several significant steps toward its primary goal of adding shareholder value through internal growth and earnings, as well as increased franchise value from the strategic acquisition of financial institutions in the path of westward growth of the Chicago market. The acquisition of Premier in the southern and western portion of the Chicago Suburban market, as well as expansion of the Castle Finance Company, represents expansion into nontraditional banking markets and provides another strategic market for Company expansion. The strategies to obtain our primary goal will always include sound banking fundamentals, prudent lending and investment policies, cost containment, outstanding customer service through competitively priced products and services, local community involvement, and research and entry into non-traditional markets. Management believes this strategy will provide the earnings to build a solid capital position for both continued financial soundness, as well as corporate growth through selected acquisitions of financial assets in markets with potential for future growth and profitability.

                                       PART II

ITEM 1 -- LEGAL PROCEEDINGS
Neither the Company nor any subsidiary is a party to any material legal proceedings, other than routine litigation incidental to the financial services industry.

ITEM 2 -- CHANGES IN SECURITIES
Not applicable.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4 --  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
The Annual meeting of the registrant was held April 24, 1996 at which time two matters were submitted to a vote of security holders:

MATTER 1: The Board of Directors was elected. There was no solicitation in opposition of management's nominees, which included Larry D. Beaty, Robert T. Boey, John W. Castle, Peter H. Henning, Donald E. Kieso, James N. McInnes, Louis
P. Brady, Nancy D. Castle, and John B. Hiatt, all of whom received 1,637,522.68 votes; and, Bruce P. Bickner, who received 1,635,372.19 votes, and William R. Monat, who received 1,632,756.09 votes out of a possible 2,060,538 shares outstanding on the record date.

MATTER 2:   The Castle BancGroup, Inc. Employee Stock Purchase Plan was approved as presented with 1,611,510.19 votes for, 10,200 votes against, and 15,211 abstaining votes out of a possible 2,060,538 shares outstanding on the record date.


ITEM 5 --  OTHER INFORMATION

Not applicable.


ITEM 6 --     EXHIBITS AND REPORTS ON FORM 8-K

    1.   The following documents are filed as part of this report:

              Exhibits as follows -- not applicable.

    2.   Reports on Form 8-K

         The registrant has not filed any reports on Form 8-K, nor has it been required to file such reports, for the quarter ended June 30, 1996.

CASTLE BANCGROUP, INC.
AND SUBSIDIAIRES

Consolidated Balance Sheets

- ---------------------------------------------------------------------------------------------------------------------
              ASSETS                                                         June 30, 1996            Dec. 31, 1995
                                                                                Unaudited
- ---------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                    $        10,941,752          15,499,903
Excess funds sold                                                                       11,000           5,550,000
- ---------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                     10,952,752          21,049,903
- ---------------------------------------------------------------------------------------------------------------------

Investment securities (note 2)                                                     109,935,879         135,565,802
Mortgage loans held for sale, lower of cost or market                               51,279,641          13,483,973
Loans (note 3)                                                                     273,341,431         257,673,647
  Less:
    Allowance for possible loan losses (note 3)                                      3,502,546           3,308,721
    Unearned income and deferred loan fees                                           3,392,675           3,074,425
- ---------------------------------------------------------------------------------------------------------------------
Net loans                                                                          266,446,210         251,290,501
Other Real Estate Owned                                                                 74,996                   0
Premises and equipment                                                              10,250,567           9,983,628
Goodwill, net of amortization                                                        5,322,820           5,583,290
Other assets                                                                         6,823,445           6,680,028
- ---------------------------------------------------------------------------------------------------------------------
                                                                           $       461,086,310         443,637,125
- ---------------------------------------------------------------------------------------------------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                                    $        36,978,284          40,523,691
    Interest-bearing                                                               356,790,341         345,646,046
- ---------------------------------------------------------------------------------------------------------------------
Total deposits                                                                     393,768,625         386,169,737

  Short-term borrowings                                                             17,774,343           6,590,912
  Long-term debt                                                                    10,575,000          11,000,000
  Other liabilities                                                                  5,147,638           5,530,036
- ---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  427,265,606         409,290,685
- ---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, no par value; authorized 100,000 shares :
    7.75% cumulative preferred stock, no par
      value, 2,600 shares issued and outstanding                                     2,600,000           2,600,000
  Common stock, $.33 par value; 5,000,000 shares authorized, 2,068,571 and
    2,057,131 shares issued and outstanding  in 1996 and 1995, respectively            689,524             685,710
  Additional paid-in capital                                                         4,905,437           4,695,404
  Net unrealized gain on investment securities (note 2)                                 23,960           1,371,900
  Retained earnings                                                                 25,601,783          24,993,426
- ---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          33,820,704          34,346,440
Commitments and contingent liabilities
- ---------------------------------------------------------------------------------------------------------------------
                                                                           $       461,086,310         443,637,125
- ---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings

- ---------------------------------------------------------------------------------------------------------------------
                                                                                                Unaudited
                                                                                             3 Months Ended
                                                                                   June 30, 1996        June 30, 1995
- ---------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                               $         6,430,435           5,750,678
  Interest and dividends on investment securities:
    Taxable                                                                          1,640,102           2,013,127
    Nontaxable                                                                         193,975             132,473
  Interest on time deposits                                                                  0                 187
  Interest on excess funds sold                                                          9,915              90,073
  Interest on mortgage loans held for sale                                             920,968              45,469
- ---------------------------------------------------------------------------------------------------------------------
Total interest income                                                                9,195,395           8,032,007
- ---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                               3,916,787           3,515,318
  Interest on short-term borrowings                                                    385,973             107,426
  Interest on long-term debt                                                           207,204             324,763
- ---------------------------------------------------------------------------------------------------------------------
Total interest expense                                                               4,509,964           3,947,507
- ---------------------------------------------------------------------------------------------------------------------
Net interest income before provision
  for possible loan losses                                                           4,685,431           4,084,500
Provision for possible loan losses                                                     289,500              77,425
- ---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                         4,395,931           4,007,075
- ---------------------------------------------------------------------------------------------------------------------
Other operating income:
  Trust fees                                                                           155,493             138,027
  Deposit service charges                                                              102,978             121,753
  Other service charges                                                                302,774             274,476
  Data processing fees                                                                  72,081              50,888
  Investment securities gains (losses), net (note 2)                                    (9,089)             18,127
  Mortgage loan origination income                                                   1,406,496             787,769
  Other income                                                                         579,555             389,997
- ---------------------------------------------------------------------------------------------------------------------
Total other operating income                                                         2,610,288           1,781,037
- ---------------------------------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                                     3,754,597           2,679,966
  Net occupancy expense of premises                                                    388,904             269,035
  Furniture and fixtures                                                               467,544             280,971
  Office supplies                                                                      108,631              93,895
  Outside services                                                                     235,060             202,129
  FDIC insurance assessment                                                              2,000             200,671
  Amortization expense - goodwill                                                      101,567              97,968
  Loan and collection expense                                                          278,279             259,518
  Other expenses                                                                       768,187             584,987
- ---------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                       6,104,769           4,669,140
- ---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                           901,450           1,118,972
Income tax expense                                                                     317,466             336,500
- ---------------------------------------------------------------------------------------------------------------------
Net earnings                                                               $           583,984             782,472
- ---------------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                    $           533,609             663,762
- ---------------------------------------------------------------------------------------------------------------------
Per common share data based on weighted average common
shares outstanding of 2,066,407 shares in 1996, 2,016,417 shares in 1995   $               .26                 .33
- ---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings

- ---------------------------------------------------------------------------------------------------------------------
                                                                                                 Unaudited
                                                                                              6 Months Ended
                                                                                    June 30, 1996     June 30, 1995
- ---------------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                               $        12,518,025          11,170,033
  Interest and dividends on investment securities:
    Taxable                                                                          3,390,669           3,744,692
    Nontaxable                                                                         392,745             561,962
  Interest on time deposits                                                              9,359               3,855
  Interest on excess funds sold                                                         91,241             163,515
  Interest on mortgage loans held for sale                                           1,269,705              45,469
- ---------------------------------------------------------------------------------------------------------------------
Total interest income                                                               17,671,744          15,689,526
- ---------------------------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                               7,809,128           6,713,421
  Interest on short-term borrowings                                                    627,344             188,641
  Interest on long-term debt                                                           405,295             581,992
- ---------------------------------------------------------------------------------------------------------------------
Total interest expense                                                               8,841,767           7,484,054
- ---------------------------------------------------------------------------------------------------------------------
Net interest income before provision
  for possible loan losses                                                           8,829,977           8,205,472
Provision for possible loan losses                                                     445,531             163,750
- ---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                         8,384,446           8,041,722
- ---------------------------------------------------------------------------------------------------------------------
Other operating income:
  Trust fees                                                                           291,332             254,437
  Deposit service charges                                                              210,175             242,527
  Other service charges                                                                567,150             525,868
  Data processing fees                                                                 150,309             124,396
  Investment securities gains (losses), net (note 2)                                    28,846            (288,320)
  Mortgage loan origination income                                                   3,042,450             825,167
  Other income                                                                         892,326             636,718
- ---------------------------------------------------------------------------------------------------------------------
Total other operating income                                                         5,182,588           2,320,793
- ---------------------------------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                                     7,633,863           5,015,078
  Net occupancy expense of premises                                                    750,012             549,827
  Furniture and fixtures                                                               759,889             554,994
  Office supplies                                                                      224,803             177,535
  Outside services                                                                     489,557             342,565
  FDIC insurance assessment                                                              5,000             402,726
  Amortization expense - goodwill                                                      231,802             196,169
  Loan and collection expense                                                          543,180             315,279
  Other expenses                                                                     1,452,604           1,070,859
- ---------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                      12,090,710           8,625,032
- ---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                         1,476,324           1,737,483
Income tax expense                                                                     560,500             537,000
- ---------------------------------------------------------------------------------------------------------------------
Net earnings                                                               $           915,824           1,200,483
- ---------------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                    $           815,074             963,063
- ---------------------------------------------------------------------------------------------------------------------
Per common share data based on weighted average common
shares outstanding of 2,062,905 shares in 1996, 2,004,151 shares in 1995   $               .40                 .48
- ---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Statement of Changes in Stockholder's Equity

Six months ended June 30, 1996

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Net unrealized
                                                                                         gain (loss)
                                                                                             on
                                                Preferred        Common                  investment     Retained
                                                  stock          stock        Surplus    securities     earnings        Total
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                   $  2,600,000       685,710     4,695,404     1,371,900    24,993,426    34,346,440

Issuance of 11,440 shares of common
    stock                                            -            3,814       210,033          -            -           213,847
Change in unrealized gain/(loss) on investment
    securities                                       -              -             -      (1,347,940)        -        (1,347,940)
Net earnings                                         -              -             -            -          915,824       915,824
Cash dividends on preferred stock                    -              -             -            -         (100,750)     (100,750)
Cash dividends on common stock ($.10 per share)      -              -             -            -         (206,717)     (206,717)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                     $  2,600,000       689,524     4,905,437        23,960    25,601,783    33,820,704
- ----------------------------------------------------------------------------------------------------------------------------------


CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Consolidated Statement of Cash Flows

 ---------------------------------------------------------------------------------------------------------------------
                                                                                               Unaudited
                                                                                            6 Months Ended
                                                                                   June 30, 1996       June 30, 1995
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Interest received                                                        $        17,702,150          15,046,807
  Fees received                                                                      4,926,820           2,351,379
  Net (increase)decrease in mortgage loans held for sale                           (37,795,668)        (12,122,146)
  Interest paid                                                                     (8,882,739)         (7,484,053)
  Cash paid to suppliers and employees                                             (10,628,274)         (6,779,526)
  Income taxes paid                                                                   (710,000)           (537,000)
- ---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          (35,387,711)         (9,524,539)
- ---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from:
    Maturities and calls of investments available-for-sale                          23,765,729          12,910,297
    Sales of investments available-for-sale                                         17,667,863          17,258,658
  Purchases of investments available-for-sale                                      (17,536,973)        (20,147,488)
  Net (increase)decrease in loans                                                  (15,951,632)         (5,479,799)
  Premises and equipment expenditures                                                 (843,130)           (747,688)
  Net cash used for acquisition of subsidiary                                                0          (2,027,884)
  Other Real Estate Owned                                                              (74,996)                  0
- ---------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                7,026,861           1,766,096
- ---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in demand deposits,
    NOW accounts, and savings accounts                                                (212,942)        (11,298,028)
  Net change in certificates of deposit                                              7,811,830          17,156,753
  Dividends paid on preferred stock                                                   (100,750)           (237,424)
  Dividends paid on common stock                                                      (206,717)           (183,984)
  Net proceeds from short-term debt                                                 11,183,431             856,261
  Proceeds from issuance of common stock                                               213,847             819,813
  Repayment of long-term debt                                                         (425,000)           (400,000)
  Redemption of preferred stock                                                              0          (2,750,000)
- ---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           18,263,699           3,963,391
- ---------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                            (10,097,151)         (3,795,052)
Cash and cash equivalents at beginning of year                                      21,049,903          17,011,312
- ---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                             $        10,952,752          13,216,260
- ---------------------------------------------------------------------------------------------------------------------

(Continued on next page)

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Consolidated Statement of Cash Flows

 ---------------------------------------------------------------------------------------------------------------------
                                                                                                Unaudited
                                                                                             6 Months Ended
                                                                                     June 30, 1996      June 30, 1995
- ---------------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by
  operating activities:
    Net earnings                                                           $           915,824           1,200,484
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Depreciation and amortization                                                   967,301             839,005
       Provision for possible loan losses                                              445,531             163,750
       Losses (gains) on sale of investment securities                                 (28,846)            288,320
  Increase (decrease) in:
       Income taxes payable                                                           (149,500)                  0
       Interest payable                                                                (40,972)                  0
       Unearned income                                                                 318,250            (423,056)
       Other liabilities                                                               495,136             945,617
  Decrease (increase) in:
       Interest receivable                                                              22,970                   0
       Other assets                                                                   (226,922)           (257,734)
  Increase in mortgage loans held for sale                                         (37,795,668)        (12,122,146)
  Discount accretion recorded as income                                               (483,754)           (442,901)
  Premium amortization charged against income                                          172,939             223,238
- ---------------------------------------------------------------------------------------------------------------------
                                                                           $       (35,387,711)         (9,585,423)
- ---------------------------------------------------------------------------------------------------------------------
  Schedule of Non-Cash Financing and Investing Activities:
- ---------------------------------------------------------------------------------------------------------------------
  Issuance of common stock for the acquisition of Premier
    Home Financing                                                         $                 0        $    637,000
- ---------------------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------------------------
  A summary of the transaction completed in connection with the acquisition of substantially all the assets and an assumption of substantially all the liabilities of Premier Home Financing, Inc. is as follows:
       Fair value of assets acquired                                      $                  0           9,722,863
       Excess of acquisition cost over fair value of assets acquired                         0           1,922,000
       Acquisition costs                                                                     0          (2,968,000)
- ---------------------------------------------------------------------------------------------------------------------
       Liabilities assumed                                                                   0           8,676,863
- ---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Statements

Six months ended June 30, 1996
- -------------------------------------------------------------------------------
(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements of Castle BancGroup, Inc. (Company) and subsidiaries are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented, have been included. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

(2)    INVESTMENT SECURITIES

- --------------------------------------------------------------------------------
                                            Unaudited
                                          June 30, 1996   Dec. 31,1995
- --------------------------------------------------------------------------------
  Available-for-sale, at fair value    $  109,935,879     135,565,802
- --------------------------------------------------------------------------------

A comparison of amortized cost and fair value of investment securities available-for-sale at June 30, 1996 and December 31, 1995 follows:

- --------------------------------------------------------------------------------------------------------------
                                                                                Unaudited
                                                                              June 30, 1996
                                                      --------------------------------------------------------
                                                                          Gross         Gross
                                                        Amortized       unrealized    unrealized       Fair
                                                          cost            gains        losses         value
- ---------------------------------------------------------------------------------------------------------------
    U.S. Treasury and agency
      obligations                                 $   77,225,027        628,448       (983,163)    76,870,312
    Obligations of state and political
      subdivisions                                    11,336,256        392,548         (2,766)    11,726,038

    Mortgage-backed securities                        20,647,812        267,049       (273,957)    20,640,904
- ---------------------------------------------------------------------------------------------------------------
    Total debt securities                            109,209,095      1,288,045     (1,259,886)   109,237,254
    Equity securities                                    698,625              0              0        698,625
- ---------------------------------------------------------------------------------------------------------------
    Total  securities                                109,907,720      1,288,045     (1,259,886)   109,935,879
- ---------------------------------------------------------------------------------------------------------------


CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Statements

Six months ended June 30, 1996

- ---------------------------------------------------------------------------------------------------------------------
                                                                           December 31, 1995
                                                    -----------------------------------------------------------------
                                                                         Gross          Gross
                                                         Amortized     unrealized     unrealized       Fair
                                                          cost           gains           losses        value
- ---------------------------------------------------------------------------------------------------------------------
    U.S. Treasury and agency
      obligations                                  $  97,508,730      1,530,828       (503,967)    98,535,591
    Obligations of state and political
      subdivisions                                    12,386,226        570,457         (7,923)    12,948,760
    Mortgage-backed securities                        23,473,310        567,384        (83,868)    23,956,826
- ---------------------------------------------------------------------------------------------------------------------
    Total debt securities                            133,368,266      2,668,669       (595,758)   135,441,177
    Equity securities                                    124,625             -              -         124,625

- ---------------------------------------------------------------------------------------------------------------------
    Total securities                                $133,492,891      2,668,669       (595,758)   135,565,802
- ---------------------------------------------------------------------------------------------------------------------



The amortized cost and fair value of securities available-for-sale at June 30, 1996 and December 31, 1995 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


- ------------------------------------------------------------------------------------------------------------------------------
                                                                             Unaudited
                                                                           June 30, 1996               December 31, 1995
                                                                    ---------------------------     --------------------------
                                                                      Amortized         Fair         Amortized       Fair
                                                                          cost          value           cost         value
- ------------------------------------------------------------------------------------------------------------------------------
    Due in one year or less                                    $     24,323,495     24,290,817     34,500,941     34,437,373
    Due after one year through five years                            46,009,114     45,878,231     51,438,692     52,381,742
    Due after five years through ten years                           18,033,674     18,226,713     23,760,323     24,462,196
    Due after ten years                                                 195,000        200,589        195,000        203,040
- ------------------------------------------------------------------------------------------------------------------------------
                                                                     88,561,283     88,596,350    109,894,956    111,484,351
    Mortgage-backed securities                                       20,647,812     20,640,904     23,473,310     23,956,826
- ------------------------------------------------------------------------------------------------------------------------------
    Total debt securities                                           109,209,095    109,237,254    133,368,266    135,441,177

    Equity securities                                                   698,625        698,625        124,625        124,625
- ------------------------------------------------------------------------------------------------------------------------------
    Total securities                                           $    109,907,720    109,935,879    133,492,891    135,565,802
- ------------------------------------------------------------------------------------------------------------------------------


CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Statements

Six months ended June 30, 1996
- --------------------------------------------------------------------------------

Gross losses of approximately $60,917 and $339,390 occurred from security activity during the six months ended June 30, 1996 and 1995, respectively. Gross gains of $89,763 and $51,070 occurred from security activity during the six month period that ended June 30, 1996 and 1995, respectively. All security gains and losses that occurred during 1996 and 1995 were as a result of transactions involving available-for-sale securities

Management reviewed the investment security portfolio and transferred all securities that were designated as held-to-maturity to the available-for-sale classification during the first quarter of 1995. Total transfers of these securities during 1995 totaled $69,724,348 of amortized cost. An increase to unrealized losses of $465,198, net of $158,168 of deferred taxes, were recognized as a result of these transfers.

Investment securities carried at approximately $59,000,000 and $46,570,000 at June 30, 1996 and December 31, 1995, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

(3) LOANS

The composition of the loan portfolio at the dates shown is as follows:

- --------------------------------------------------------------------------------
                                                       Unaudited
                                                     June 30, 1996 Dec. 31, 1995
- --------------------------------------------------------------------------------
    Commercial, financial, and agricultural        $  67,682,321     63,196,344
    Real estate mortgage (primarily residential)     169,162,313    159,927,950
    Consumer                                          35,269,800     33,094,011
    Lease financing receivable                         1,226,997      1,455,342
- --------------------------------------------------------------------------------

    Total loans, gross                               273,341,431    257,673,647
- --------------------------------------------------------------------------------
Non-performing loans consisted of the following components:
- --------------------------------------------------------------------------------
                                                       Unaudited
                                                     June 30, 1996 Dec. 31, 1995
- --------------------------------------------------------------------------------
    Non-accrual loans                              $   2,384,105      2,063,974
    Loans past due 90 days or more and still accruing    122,324         16,464

    Restructured loans still accruing and less
    than 90 days past due                                300,506        270,007
- --------------------------------------------------------------------------------

    Total non-performing loans                     $   2,806,935      2,350,445
- --------------------------------------------------------------------------------

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Statements

Six months ended June 30, 1996
- --------------------------------------------------------------------------------
The following is a summary of activity in the allowance for possible loan losses:
- --------------------------------------------------------------------------------

                                                       Unaudited
                                                     6 Months ended  Year ended
                                                     June 30, 1996 Dec. 31, 1995
- --------------------------------------------------------------------------------
    Balance, beginning of year                        $3,308,721      3,474,929
    Addition from acquisition of subsidiary                  -              650
    Provision charged to expense                         445,531        488,011
    Additions to dealer reserve                           71,902         51,728
    Recoveries on loans previously charged off           114,123        283,618
- --------------------------------------------------------------------------------
                                                       3,940,277      4,298,936
    Less loans charged off                               437,731        990,215
- --------------------------------------------------------------------------------
       Balance, end of period                         $3,502,546      3,308,721
- --------------------------------------------------------------------------------

The following is a summary of loan loss experience for the six months ended June 30, 1996, including an allocation of the allowance, by loan category, at period end:

- -------------------------------------------------------------------------------
(Dollar figures in thousands)
                              Commercial    Real
                          & Agricultural  Estate  Consumer Other Unalloc. Total
- -------------------------------------------------------------------------------
Balance, December 31, 1995        $1,421   1,144      518    26      200  3,309
Provision charged to expense           0      25      421     0        0    446
Additions to dealer reserve            0       0       72     0        0     72
Recoveries on loans previously
  charged off                         68       0       46     0        0    114
- -------------------------------------------------------------------------------
                                   1,489   1,169    1,057    26      200  3,941
Less loans charged off              (108)    (52)    (278)    0        0   (438)
- -------------------------------------------------------------------------------
Balance, June 30, 1996            $1,381   1,117      779    26      200  3,503
- -------------------------------------------------------------------------------
Ratios:
Loans in category to total loans  24.76%   61.89%   12.88% 0.47%     N/A  100.0%
- -------------------------------------------------------------------------------

The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    /s/ John W. Castle
- -------------------------------------------------------
By: John W. Castle, Chairman of the Board
    Chief Executive Officer and Director
    Castle BancGroup, Inc.

Date: August 13, 1996
      ----------------------------------



    /s/ Larry D. Beaty
- -------------------------------------------------------
By: Larry D. Beaty, Executive Vice President
    Chief Financial Officer, Treasurer and Director
    Castle BancGroup, Inc.

Date: August 13, 1996
      ----------------------------------



    /s/ Jea Nae B. Wood
- -------------------------------------------------------
By: Jea Nae B. Wood, Controller and Chief
    Accounting Officer
    Castle BancGroup, Inc.

Date: August 13, 1996
      ----------------------------------