Form 10-Q
period 1996-09-30
CASTLE BANCGROUP INC
filed 1996-11-14
CIK 723043

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


For the Quarter Ended September 30, 1996            Commission File No. 2-84979


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

The registrant has 2,070,661 shares of Common Stock outstanding as of September 30, 1996.

                                     PART I

ITEM 1 -- FINANCIAL STATEMENTS

The following unaudited interim consolidated financial statements of Castle BancGroup, Inc. (Company) are included herewith:

   1. Interim Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995.
   2. Interim Consolidated Statements of Earnings for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995.
   3. Interim Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1996.
   4. Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

The Company posted year-to-date net earnings of $1,759,350 at September 30, 1996, $443,088 or 20.1% less than year-to-date earnings of $2,202,438 at September 30, 1995. Third quarter net earnings were $843,525 for 1996 as compared to $1,001,955 during the third quarter of 1995, a $158,430 or 15.8% decrease. This decrease in earnings can be attributed to increased expenses related to the expansion of the Company's mortgage origination line of business. New mortgage origination facilities were opened in Chicago and Rockford, Illinois during the first half of 1996. Additionally, increased expenses have been incurred for staffing and technology needs relating to the start up of a secondary marketing function at the Company's mortgage origination subsidiary, Castle Mortgage, Inc. While the Company sells forward commitments to deliver mortgages into the secondary market as a means of mitigating the risks of interest rate movements, year-to-date secondary marketing losses of $319,000 have been incurred on the mortgage loan warehouse. Mortgage demand has also been negatively impacted by rising interest rates. While current year-to-date profits have been adversely affected, management expects that operating results will improve in the future from these activities.

Year-to-date earnings per common share was $.78 at September 30, 1996, down $.17 per share from September 30, 1995 earnings per common share of $.95. Third quarter earnings per common share was $.38 for 1996 as compared to $.47 for the same period in 1995. The decrease in earnings per share is due primarily to the increased expenses incurred during the first three quarters of 1996, as described above, which are expected to enhance future returns to the Company. Net earnings applicable to common stock of $1,608,224 year-to-date at September 30, 1996 compares to $1,914,638 at September 30, 1995. This represents a $306,414 decrease. Year-to-date preferred stock dividends were $151,126 at September 30, 1996 as compared to $287,801 at September 30, 1995 as a result of the redemption of $2,750,000 of preferred stock on June 30, 1995.

To improve operating results, the Company continues its attempt to control holding company expenses as well as improve Subsidiary earnings through economies of scale and earnings enhancement opportunities. The Company's strategy for future growth is based on internal growth of its Subsidiaries, particularly in the mortgage loan origination line of business and selective acquisition of financial institutions and financial services companies in markets west of the Chicago metropolitan area.

The addition of two new major products in 1996 will also provide growth opportunities for the banking subsidiaries. "Telebank," an interactive customer inquiry/account transfer system, was implemented during the third quarter of 1996. "Check Card," an on-line debit card product, will be introduced during the fourth quarter. Both of these products address customer demands in the market place.

The following discussion of performance for the nine month period ending September 30, 1996 as compared to the corresponding period in 1995 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)


                                INTEREST INCOME

Net interest income for the first nine months of 1996 increased approximately $918,000 to $9,259,395 as compared to $8,341,125 at September 30, 1995. This increase can be attributed to the interest earnings on the Company's portfolio of mortgage loans held for sale, with a year-to-date average outstanding balance of $34.3 million, net of increased interest expense on short-term borrowings and deposits which are used to fund the mortgage loan portfolio. On a tax equivalent basis, net interest income increased $1,056,000 for the first three quarters of 1996 as compared to the same period in 1995.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), remained relatively consistent for the first nine months of 1996 at 4.34% as compared to 4.36% in 1995. Increases in short term interest rates continue to put pressure on the Subsidiaries' net interest margins.

The ratio of average earning assets to average total assets increased to 93.7% for the first nine months of 1996 as compared to 92.6% for the same period in 1995. The mortgage loan held for sale portfolio increased $5.0 million from $13.5 million at September 30, 1995 to $18.5 million at September 30, 1996. The Subsidiaries originate long-term fixed-rate mortgage loans which are sold in the secondary market, servicing released and without recourse. This line of business not only provides needed services for customers, but also generates fee income and reduces the Company's exposure to long-term interest rate risk. The Subsidiaries also continue efforts to improve the net interest margin by increasing the loan portfolio, traditionally higher yielding assets, with quality credits. The gross loan portfolio has increased $24.1 million, or 9.4%, from September 30, 1995 to September 30, 1996. The ratio of average loans, including mortgages held for sale, to total average assets, has increased significantly to 66.0% at September 30, 1996 as compared to 58.8% at September 30, 1995.

Management believes that net interest margins will continue to experience the downward pressure experienced by financial institutions in recent years, which will continue to impact future earnings. This downward pressure is due to competition from both financial institutions and competitors outside the industry, as well as general trends in the economy.


                       PROVISION FOR POSSIBLE LOAN LOSSES

The Subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth. Management follows conservative credit standards and closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the Subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the Subsidiaries serve. This system allows management to assess the requirements of the allowance for loan losses. Due to these efforts, management has permitted the allowance as a percentage of loans to remain at 1.31% as of September 30, 1996 which has remained constant with 1.31% at December 31, 1995. The provision for loan losses recorded during the first nine months of 1996 was $603,031 as compared to $274,568 during the same period in 1995. This $328,000 increase can be attributed to maintaining the 1.31% reserved level on the loan portfolio, which increased $24 million during this period. Management intends to continue its conservative loan policies and to maintain the Company's allowance for loan losses at levels deemed to be sufficient based on the evaluation of the above factors.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans, and other real estate owned, represented 0.74% of total assets as of September 30, 1996, which has increased from 0.53% at December 31, 1995. The following table summarizes the components of non-performing assets:

     Non-accrual loans                              $2,526,535   $2,063,974
     Loans past due 90+ days & still accruing          493,825       16,464
     Restructured loans, performing according
          to terms of restructure agreement            324,367      270,007
     Other real estate owned                            74,996          -0-
                                                    ----------   ----------
          TOTAL NON-PERFORMING ASSETS               $3,419,723   $2,350,445
                                                    ----------   ----------
                                                    ----------   ----------

Subsequent to September 30, 1996, $123,000 of non-accrual loans were repaid in full, in addition to a $99,000 recovery of interest income. The remaining $340,000 increase in non-accrual loans from December 31, 1995 to September 30, 1996 relates to the addition of one large agricultural real estate loan classified as non-accrual during the first quarter of 1996. Based on the location and value of the collateral, full recovery of principal and collection costs is anticipated.

$295,000 of loans 90+ days past due and still accruing interest at September 30, 1996 were either repaid in full or brought current within the first ten days following quarter end. The remaining 90+ past due loans includes two residential real estate properties on which foreclosure is anticipated. Based on the substantial collateral value of these two loans, complete recovery of the principal, interest, and collection costs are anticipated and, as a result, in accordance with Company policy, interest income is still being accrued.

Other real estate consists of one single family residence located in Harvard, Illinois. Complete recovery of principal, interest, and disposal costs is anticipated based on the current appraisal value of the property. The property is currently listed for sale with a local realtor.

Year-to-date net charge-offs at September 30, 1996 totaled $371,727 as compared to $412,995. Management continues to closely monitor all past due loans and to improve collection efforts.


                             OTHER OPERATING INCOME

Other income, excluding security gains and losses, totaled $7,398,000 for the first nine months of 1996 as compared to $5,188,000 for the same period in 1995. Approximately $1,907,000 of the $2,210,000 increase over the prior year relates to fee income earned by Castle Mortgage, Inc. on the origination of mortgages sold into the secondary market. Castle Mortgage acquired the assets of Premier on May 24, 1995. As a result, year-to-date earnings for the Company at June 30, 1995 include income earned by Castle Mortgage, Inc. from the date of acquisition only.

Net securities gains of $31,709 were recognized during the first nine months of 1996 as compared to net losses of ($289,438) during the first nine months of 1995. For both periods, all recognized gains and losses related to the sale or call of securities classified as available for sale. During the first quarter of 1995, $232,500 of non-recurring security losses, net of applicable income taxes, were recognized as the result of the sale of several securities that were consummated to permit reinvestment in higher yielding investments.

The Subsidiaries continue to work on improving non-interest revenues by collection of fee income and periodic reevaluation of fee schedules to ensure that they are fair to the customer and adequately compensate the Company for costs incurred and risk assumed.

                            OTHER OPERATING EXPENSES

Other operating expenses increased approximately $3,825,000 year to date at September 30, 1996 over the corresponding nine month period in 1995. Operating expenses increased $2,423,000 due to the inclusion of the operations of Castle Mortgage, Inc. for the entire nine months of 1996 as compared to inclusion for only five months of operations at September 30, 1995. Increases in employee salaries and benefit expenses accounted for another $948,000 of the increase. Expenses relating to the start-up of two new mortgage origination offices also contributed to the increase in operating expense, as did increased professional fees associated with management's continuing efforts to identify growth and revenue enhancement opportunities.

Increases in operating expenses were partially off-set by a $374,000 decrease in FDIC insurance expense during the first nine months of 1996, as compared to the same period in 1995. This savings is a direct result of the reduction of FDIC premiums in late 1995 for well managed financial institutions.

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

In 1995 the FASB also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which requires capitalization of servicing rights on mortgage loans when the loans are to be sold and the servicing retained. In addition, SPAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," Supplements SPAS No. 122 and is effective in 1997. Currently, the Company primarily sells all mortgage loans with servicing released, thus implementation of both of these accounting statements is not expected to be material to the Company's business practices or results of operations.


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


                             BALANCE SHEET STRUCTURE

Average assets for the first nine months of 1996 increased by $44,627,000 or approximately 10.8% as compared to the corresponding period in 1995. This increase is attributed to a $31.1 million and $28.0 million increase in the mortgage loans held for sale and loan portfolios, respectively, off-set by a $18.2 million decrease in the investment portfolio. This restructuring of the balance sheet is a result of management's effort to invest in higher yielding assets. Total deposits increased $17,340,000 or 4.5% over the corresponding period. The Subsidiary Banks are all experiencing significant competition for deposits which has caused an increase in Company's cost of funds, as noted previously. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $2,080,000 of brokered deposits at September 30, 1996, with interest rates ranging from 6.30% to 6.75% and maturities ranging from August 1997 through August 2000. Deposit growth requires the Subsidiary Banks to continue to develop and offer high value deposit products that attract new customer relationships, as well as maintaining existing relationships.

Management is continuing its attempts to maximize returns on assets through shifts in asset mix when it is deemed prudent to do so. As a result, the investment portfolio has decreased and the loan portfolio, including mortgage loans held for sale, has increased, in an effort to invest in higher yielding assets.


                                     CAPITAL

The Company is committed to maintaining strong capital positions in each of its Subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of September 30, 1996 was 6.37%, a modest increase from 6.27% at December 31, 1995. The ratio exceeds the regulatory minimum, and management believes the Company is maintaining a strong capital position. The Company's September 30, 1996 total risk weighted capital ratio also increased to
11.01% from 10.95% at December 31, 1995.   The Tier 1 capital ratio increased
from 9.33% at December 31, 1995 to 9.80% at September 30, 1996. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory minimums.


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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first nine months of 1996 as compared to the same period in 1995. These fluctuations primarily relate to the significant increase in the portfolio of mortgage loans held for sale, as explained previously, which has been funded by maturities and calls of investment securities, as well as the addition of short-term debt, including an additional $5 million operating line of credit for the Company, as well as increased federal funds purchased at the Subsidiary Banks.

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


ITEM 4 --  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
Not applicable.


ITEM 5 --  OTHER INFORMATION
Not applicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
   1. The following documents are filed as part of this report:
      a.  Exhibit 1 - computation of Net Income Per Share (page 11)

   2. Reports on Form 8-K

      The registrant has not filed any reports on Form 8-K, nor has it been required to file such reports, for the quarter ended September 30, 1996.

                                   EXHIBIT 1


                             CASTLE BANCGROUP, INC.
                           COMPUTATION OF NET INCOME

                                                       9 MONTHS ENDED
                                                        SEPTEMBER 30
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
Net income applicable to common stock              $1,608,224   $1,914,638
                                                   ----------   ----------
                                                   ----------   ----------
Weighted average common shares outstanding          2,064,420    2,019,470
Weighted average common share equivalents (1)           9,126            0
                                                   ----------   ----------
Weighted average common shares and equivalents      2,073,546    2,019,470
                                                   ----------   ----------
                                                   ----------   ----------
Net income per common share                              $.78         $.95
                                                         ----         ----
                                                         ----         ----

(1) COMMON SHARE EQUIVALENTS RESULT FROM STOCK OPTIONS BEING TREATED AS IF THEY HAD BEEN EXERCISED AND ARE COMPUTED BY APPLICATION OF THE TREASURY STOCK METHOD.

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------------------
                                ASSETS                                          Sept. 30, 1996    Dec. 31, 1995
                                                                                  Unaudited
----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                          $  10,494,163      15,499,903
Excess funds sold                                                                   16,000,000       5,550,000
----------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                     26,494,163      21,049,903
----------------------------------------------------------------------------------------------------------------

Investment securities (note 2)                                                     120,672,776     135,565,802

Mortgage loans held for sale, lower of cost or market                               18,542,487      13,483,973

Loans (note 3)                                                                     281,827,380     257,673,647
  Less:
    Allowance for possible loan losses (note 3)                                      3,640,780       3,308,721
    Unearned income and deferred loan fees                                           3,301,456       3,074,425
----------------------------------------------------------------------------------------------------------------
Net loans                                                                          274,885,144     251,290,501

Other Real Estate Owned                                                                 74,996               0
Premises and equipment                                                              10,240,812       9,983,628
Goodwill, net of amortization                                                        5,192,585       5,583,290
Other assets                                                                         7,189,306       6,680,028
----------------------------------------------------------------------------------------------------------------
                                                                                 $ 463,292,269     443,637,125
----------------------------------------------------------------------------------------------------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                                          $  39,731,343      40,523,691
    Interest-bearing                                                               363,778,588     345,646,046
----------------------------------------------------------------------------------------------------------------
Total deposits                                                                     403,509,931     386,169,737

  Short-term borrowings                                                              9,305,711       6,590,912
  Long-term debt                                                                    10,575,000      11,000,000
  Other liabilities                                                                  5,091,801       5,530,036
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  428,482,443     409,290,685
----------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, no par value; authorized 100,000 shares :
    7.75% cumulative preferred stock, no par
      value, 2,600 shares issued and outstanding                                     2,600,000       2,600,000
  Common stock, $.33 par value; 5,000,000 shares authorized, 2,070,661 and
    2,057,131 shares issued and outstanding in 1996 and 1995, respectively             690,220         685,710
  Additional paid-in capital                                                         4,958,920       4,695,404
  Net unrealized gain on investment securities (note 2)                                165,752       1,371,900
  Retained earnings                                                                 26,394,934      24,993,426
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          34,809,826      34,346,440
Commitments and contingent liabilities
----------------------------------------------------------------------------------------------------------------
                                                                                 $ 463,292,269     443,637,125
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings

--------------------------------------------------------------------------------------------------
                                                                             Unaudited
                                                                          3 Months Ended
                                                                  Sept. 30, 1996    Sept. 30, 1995
--------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                       $  6,737,541       5,990,001
  Interest and dividends on investment securities:
    Taxable                                                           1,579,315       1,757,987
    Nontaxable                                                          178,473         252,937
  Interest in time deposits                                                   0             876
  Interest on excess funds sold                                         168,023          76,653
  Interest on mortgage loans held for sale                              596,043         262,671
--------------------------------------------------------------------------------------------------
Total interest income                                                 9,259,395       8,341,125
--------------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                4,142,877       3,809,898
  Interest on short-term borrowings                                     180,395         187,903
  Interest on long-term debt                                            195,160          98,308
--------------------------------------------------------------------------------------------------
Total interest expense                                                4,518,432       4,096,109
--------------------------------------------------------------------------------------------------
Net interest income before provision
  for possible loan losses                                            4,740,963       4,245,016
Provision for possible loan losses                                      157,500         110,818
--------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses          4,583,463       4,134,198
--------------------------------------------------------------------------------------------------
Other operating income:
  Trust fees                                                            156,635         138,628
  Deposit service charges                                                94,774         119,412
  Other service charges                                                 299,191         356,687
  Data processing fees                                                   11,508          73,506
  Investment securities gains (losses), net (note 2)                      2,857          (1,118)
  Mortgage loan origination income                                    1,176,134       1,466,943
  Other income                                                          567,395         423,318
--------------------------------------------------------------------------------------------------
Total other operating income                                          2,308,494       2,577,376
--------------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                      3,356,715       3,286,784
  Net occupancy expense of premises                                     396,980         333,742
  Furniture and fixtures                                                348,914         256,843
  Office supplies                                                       117,712          99,596
  Outside services                                                      280,627         217,844
  FDIC insurance assessment                                               2,000         (21,295)
  Amortization expense - goodwill                                       158,903         124,978
  Loan and collection expense                                           228,195         224,749
  Other expenses                                                        711,886         719,378
--------------------------------------------------------------------------------------------------
Total other operating expenses                                        5,601,932       5,242,619
--------------------------------------------------------------------------------------------------
Earnings before income taxes                                          1,290,025       1,468,955
Income tax expense                                                      446,500         467,000
--------------------------------------------------------------------------------------------------
Net earnings                                                       $    843,525       1,001,955
--------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                            $    793,149         951,575
--------------------------------------------------------------------------------------------------
Per common share data based on weighted average common
shares outstanding of 2,068,641 shares in 1996, 2,049,607 shares
in 1995                                                            $        .38             .47
--------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Consolidated Statements of Earnings

----------------------------------------------------------------------------------------------
                                                                       Unaudited
                                                                    9 Months Ended
                                                             Sept. 30, 1996    Sept. 30, 1995
----------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                  $  19,255,566     17,160,034
  Interest and dividends on investment securities:
    Taxable                                                       4,969,984      5,502,679
    Nontaxable                                                      571,218        814,899
  Interest on time deposits                                           9,359          4,731
  Interest on excess funds sold                                     259,264        240,168
  Interest on mortgage loans held for sale                        1,865,748        308,140
----------------------------------------------------------------------------------------------
Total interest income                                            26,931,139     24,030,651
----------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                           11,952,003     10,523,319
  Interest on short-term borrowings                                 746,230        376,544
  Interest in long-term debt                                        600,456        680,300
----------------------------------------------------------------------------------------------
Total interest expense                                           13,298,689     11,580,163
----------------------------------------------------------------------------------------------
Net interest income before provision
  for possible loan losses                                       13,632,450     12,450,488
Provision for possible loan losses                                  603,031        274,568
----------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses     13,029,419     12,175,920
----------------------------------------------------------------------------------------------
Other operating income:
  Trust fees                                                        447,967        393,065
  Deposit service charges                                           304,949        361,939
  Other service charges                                             866,341        882,555
  Data processing fees                                              161,811        197,902
  Investment securities gains (losses), net (note 2)                 31,709       (289,438)
  Mortgage loan origination income                                4,218,584      2,311,806
  Other income                                                    1,398,213      1,040,340
----------------------------------------------------------------------------------------------
Total other operating income                                      7,429,574      4,898,169
----------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                 10,990,578      8,301,862
  Net occupancy expense of premises                               1,146,992        883,569
  Furniture and fixtures                                          1,108,803        811,837
  Office supplies                                                   342,515        277,131
  Outside services                                                  771,184        560,409
  FDIC insurance assessment                                           7,000        381,431
  Amortization expense - goodwill                                   390,705        321,147
  Loan and collection expense                                       766,965        484,267
  Other expenses                                                  2,167,901      1,845,998
----------------------------------------------------------------------------------------------
Total other operating expenses                                   17,692,643     13,867,651
----------------------------------------------------------------------------------------------
Earnings before income taxes                                      2,766,350      3,206,438
Income tax expense                                                1,007,000      1,004,000
----------------------------------------------------------------------------------------------
Net earnings                                                  $   1,759,350      2,202,438
----------------------------------------------------------------------------------------------
Net earnings applicable to common stock                       $   1,608,224      1,914,638
----------------------------------------------------------------------------------------------
Per common share data based on weighted average common
shares outstanding of 2,064,420 shares in 1996, 2,019,470
shares in 1995                                                $         .78            .95
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Statement of Changes in Stockholder's Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Net unrealized
                                                                                         gain (loss)
                                                                                              on
                                             Preferred        Common                      investment    Retained
                                               stock           stock         Surplus      securities     earnings         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                 $  2,600,000        685,710      4,695,404      1,371,900     24,993,426     34,346,440

Issuance of 13,530 shares of common
  stock                                               -          4,510        263,516              -              -        268,026
Change in unrealized gain/(loss) on
  investment securities                               -              -              -     (1,206,148)             -     (1,206,148)
Net earnings                                          -              -              -              -      1,759,350      1,759,350
Cash dividends on preferred stock                     -              -              -              -       (151,126)      (151,126)
Cash dividends on common stock                        -              -              -              -       (206,717)      (206,717)
  ($.10 per share)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996              $  2,600,000        690,220      4,958,920        165,752     26,394,394     34,809,826
-----------------------------------------------------------------------------------------------------------------------------------

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Consolidated Statement of Cash Flows

--------------------------------------------------------------------------------------------------------
                                                                                  Unaudited
                                                                               9 Months Ended
                                                                       Sept. 30, 1996    Sept. 30, 1995
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Interest received                                                     $  26,601,388       23,789,972
  Fees received                                                             6,962,320        4,401,026
  Net (increase)decrease in mortgage loans held for sale                   (5,058,514)     (13,521,602)
  Interest paid                                                           (13,232,389)     (11,580,163)
  Cash paid to suppliers and employees                                    (16,138,714)     (11,026,212)
  Income taxes paid                                                          (875,000)      (1,004,000)
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  (1,740,909)      (8,940,979)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from:
    Maturities and calls of investments available for sale                 30,806,072       18,352,962
    Sales of investments available for sale                                19,167,869       17,258,658
  Purchases of investments available for sale                             (36,644,474)     (22,374,007)
  Net (increase)decrease in loans                                         (24,472,918)     (14,460,261)
  Premises and equipment expenditures                                      (1,136,560)        (904,648)
  Net cash used for acquisition of subsidiary                                       0       (1,967,000)
  Other Real Estate Owned                                                     (74,996)               0
--------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                     (12,355,007)      (4,094,296)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net change in demand deposits,
    NOW accounts, and savings accounts                                      3,987,981       (4,425,220)
  Net change in certificates of deposit                                    13,352,213       26,454,260
  Dividends paid on preferred stock                                          (151,126)        (287,800)
  Dividends paid on common stock                                             (206,717)        (183,984)
  Net proceeds from short-term debt                                         2,714,799          776,196
  Proceeds from issuance of common stock                                      268,026          895,037
  Repayment of long-term debt                                                (425,000)        (400,000)
  Redemption of preferred stock                                                     0       (2,750,000)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  19,540,176       20,078,489
--------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                     5,444,260        7,043,214
Cash and cash equivalents at beginning of year                             21,049,903       17,011,312
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                          $  26,494,163       24,054,526
--------------------------------------------------------------------------------------------------------

(Continued on next page)

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Consolidated Statement of Cash Flows

-----------------------------------------------------------------------------------------------------------
                                                                                     Unaudited
                                                                                  9 Months Ended
                                                                          Sept. 30, 1996    Sept. 30, 1995
-----------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by
  operating activities:
    Net earnings                                                             $  1,759,350       2,202,438
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                           1,459,150       1,278,808
        Provision for possible loan losses                                        603,031         274,568
        Losses (gains) on sale of investment securities                           (31,709)        289,438
    Increase (decrease) in:
        Income taxes payable                                                      132,000         581,000
        Interest payable                                                           66,300         345,627
        Unearned income                                                           227,031         131,462
        Other liabilities                                                          94,778         636,004
    Decrease (increase) in:
        Interest receivable                                                      (157,636)              0
        Other assets                                                             (435,551)       (786,581)
    Increase in mortgage loans held for sale                                   (5,058,514)    (13,521,602)
    Discount accretion recorded as income                                        (661,210)       (675,349)
    Premium amortization charged against income                                   262,071         303,208
-----------------------------------------------------------------------------------------------------------
                                                                             $ (1,740,909)     (8,940,979)
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
Schedule of Non-Cash Financing and Investing Activities:
-----------------------------------------------------------------------------------------------------------
Issuance of common stock for the acquisition of Premier
  Home Financing                                                             $          0         637,000
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
A summary of the transaction completed in connection with the acquisition of substantially all the assets and an assumption of substantially all the liabilities of Premier Home Financing, Inc. is as follows:
    Fair value of assets acquired                                             $         0       9,722,863
    Excess of acquisition cost over fair value of assets acquired                       0       1,922,000
    Acquisition costs                                                                   0      (2,968,000)
-----------------------------------------------------------------------------------------------------------
    Liabilities assumed                                                                 0       8,676,863
-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Statements

Nine months ended September 30, 1996
-------------------------------------------------------------------------------

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

 (2)   INVESTMENT SECURITIES

----------------------------------------------------------------------------------------
                                                                   Unaudited
                                                         Sept. 30, 1996    Dec. 31, 1995
----------------------------------------------------------------------------------------
     Available-for-sale, at fair value                  $  120,672,776      135,565,802
----------------------------------------------------------------------------------------

A comparison of amortized cost and fair value of investment securities available-for-sale at September 30, 1996 and December 31, 1995 follows:

------------------------------------------------------------------------------------------------------------
                                                                              Unaudited
                                                                            Sept. 30, 1996
                                                         ---------------------------------------------------
                                                                          Gross        Gross
                                                         Amortized     unrealized    unrealized     Fair
                                                           cost           gains        losses       value
------------------------------------------------------------------------------------------------------------
    U.S. Treasury and agency
      obligations                                       $89,205,624       602,900     (792,523)   89,016,001
    Obligations of state and political
      subdivisions                                       11,110,144       352,275      (72,419)   11,390,000
    Mortgage-backed securities                           19,533,884       265,514     (231,248)   19,568,150
------------------------------------------------------------------------------------------------------------
    Total debt securities                               119,849,652     1,220,689   (1,096,190)  119,974,151
    Equity securities                                       698,625             0            0       698,625
------------------------------------------------------------------------------------------------------------
    Total securities                                    120,548,277     1,220,689   (1,096,190)  120,672,776
------------------------------------------------------------------------------------------------------------

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Statements

Nine months ended September 30, 1996
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------

                                                                           December 31, 1996
                                                         ---------------------------------------------------
                                                                            Gross           Gross
                                                           Amortized     unrealized       unrealized      Fair
                                                             cost           gains           losses        value
-------------------------------------------------------------------------------------------------------------------
    U.S. Treasury and agency
       obligations                                      $  97,508,730      1,530,828       (503,967)    98,535,591
    Obligations of state and political
       subdivisions                                        12,386,226        570,457         (7,923)    12,948,760
    Mortgage-backed securities                             23,473,310        567,384        (83,868)    23,956,826
-------------------------------------------------------------------------------------------------------------------
    Total debt securities                                 133,368,266      2,668,669       (595,758)   135,441,177
    Equity securities                                         124,625              -              -        124,625

-------------------------------------------------------------------------------------------------------------------
    Total securities                                    $ 133,492,891      2,668,669       (595,758)   135,565,802
-------------------------------------------------------------------------------------------------------------------

The amortized cost and fair value of securities available-for-sale at September 30, 1996 and December 31, 1995 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

---------------------------------------------------------------------------------------------------------

                                                        Unaudited
                                                    September 30, 1996              December 31, 1995
                                               ----------------------------     -------------------------
                                                  Amortized        Fair         Amortized       Fair
                                                    cost           value          cost          value
---------------------------------------------------------------------------------------------------------
   Due in one year or less                     $  23,234,510     23,196,666     34,500,941     34,437,373
   Due after one year through five years          54,847,194     54,893,631     51,438,692     52,381,742
   Due after five years through ten years         22,234,064     22,300,901     23,760,323     24,462,196
   Due after ten years                                     0              0        195,000        203,040
---------------------------------------------------------------------------------------------------------
                                                 100,315,768    100,391,198    109,894,956    111,484,351
   Mortgage-backed securities                     19,533,884     19,582,953     23,473,310     23,956,826
---------------------------------------------------------------------------------------------------------
   Total debt securities                         119,849,652    119,974,151    133,368,266    135,441,177

   Equity securities                                 698,625        698,625        124,625        124,625
---------------------------------------------------------------------------------------------------------
   Total securities                            $ 120,548,277    120,672,776    133,492,891    135,565,802
---------------------------------------------------------------------------------------------------------

Gross losses of approximately $120,920 and $340,508 occurred from security activity during the nine months ended September 30, 1996 and 1995, respectively. Gross gains of $152,629 and $51,070

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Statements

Nine months ended September 30, 1996
-------------------------------------------------------------------------------

occurred from security activity during the six month period that ended September 30, 1996 and 1995, respectively. All security gains and losses that occurred during 1996 and 1995 were as a result of transactions involving available-for-sale securities

Management reviewed the investment security portfolio and transferred all securities that were designated as held-to-maturity to the available-for-sale classification during the first quarter of 1995. Total transfers of these securities during 1995 totaled $69,724,348 of amortized cost. An increase to unrealized losses of $465,198, net of $158,168 of deferred taxes, were recognized as a result of these transfers.

Investment securities carried at approximately $57,000,000 and $46,570,000 at September 30, 1996 and December 31, 1995, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

 (3)   LOANS

The composition of the loan portfolio at the dates shown is as follows:

----------------------------------------------------------------------------------------------------------
                                                                            Unaudited
                                                                          Sept. 30, 1996    Dec. 31, 1995
----------------------------------------------------------------------------------------------------------
    Commercial, financial, and agricultural                               $  69,761,480      63,196,344
    Real estate mortgage (primarily residential)                            175,480,089     159,927,950
    Consumer                                                                 35,625,887      33,094,011
    Lease financing receivable                                                  959,924       1,455,342
----------------------------------------------------------------------------------------------------------

    Total loans, gross                                                    $ 281,827,380     257,673,647
----------------------------------------------------------------------------------------------------------

Non-performing loans consisted of the following components:
----------------------------------------------------------------------------------------------------------
                                                                            Unaudited
                                                                          Sept. 30, 1996    Dec. 31, 1995
----------------------------------------------------------------------------------------------------------
    Non-accrual loans                                                     $   2,526,535       2,063,974
    Loans past due 90 days or more and still accruing                           493,825          16,464
    Restructured loans still accruing and less than 90 days past due            324,367         270,007
----------------------------------------------------------------------------------------------------------

    Total non-performing loans                                            $   3,344,727       2,350,445
----------------------------------------------------------------------------------------------------------

CASTLE BANCGROUP, INC.
AND SUBSIDIARIES

Notes to Consolidated Statements

Nine months ended September 30, 1996
-------------------------------------------------------------------------------

The following is a summary of activity in the allowance for possible loan losses:

----------------------------------------------------------------------------------------------------------
                                                                            Unaudited
                                                                          9 months ended     Year ended
                                                                          Sept. 30, 1996    Dec. 31, 1995
----------------------------------------------------------------------------------------------------------
    Balance, beginning of year                                            $   3,308,721        3,474,929
    Addition from acquisition of subsidiary                                           -              650
    Provision charged to expense                                                603,031          488,011
    Additions to dealer reserve                                                 100,755           51,728
    Recoveries on loans previously charged off                                  300,539          283,618
----------------------------------------------------------------------------------------------------------
                                                                              4,313,046        4,298,936
    Less loans charged off                                                      672,266          990,215
----------------------------------------------------------------------------------------------------------

       Balance, end of period                                             $   3,640,780        3,308,721
----------------------------------------------------------------------------------------------------------


The following is a summary of loan loss experience for the nine months ended September 30, 1996, including an allocation of the allowance, by loan category, at period end:

------------------------------------------------------------------------------------------------------------
(DOLLAR FIGURES IN THOUSANDS)
                                             Commercial        Real
                                           & Agricultural     Estate    Consumer   Other   Unalloc.   Total
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                     $1,421          1,144       518       26      200      3,309
Provision charged to expense                        0             25       578        0        0        603
Additions to dealer reserve                         0              0       101        0        0        101
Recoveries on loans previously
  charged off                                     229              7        65        0        0        301
------------------------------------------------------------------------------------------------------------
                                                1,650          1,176     1,262       26      200      4,314
Less loans charged off                           (197)           (52)     (424)       0        0       (673)
------------------------------------------------------------------------------------------------------------

Balance, Sept. 30, 1996                        $1,453          1,124       838       26      200      3,641
------------------------------------------------------------------------------------------------------------

Ratios:
Loans in category to total loans                24.75%         62.27%    12.64%    0.34%      N/A     100.0%
------------------------------------------------------------------------------------------------------------

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




       /s/ John W. Castle
----------------------------------------------------------
By:   John W. Castle, Chairman of the Board
      Chief Executive Officer and Director
      Castle BancGroup, Inc.

Date: November 14, 1996




      /s/ Larry D. Beaty
----------------------------------------------------------
By:   Larry D. Beaty, Executive Vice President
      Chief Financial Officer, Treasurer and Director
      Castle BancGroup, Inc.

Date: November 14, 1996




       /s/ Jea Nae B. Wood
----------------------------------------------------------
By:   Jea Nae B. Wood, Controller and Chief
   Accounting Officer
   Castle BancGroup, Inc.

Date:  November 14, 1996