Form 10-K
period 1996-12-31
CASTLE BANCGROUP INC
filed 1997-04-01
CIK 723043

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

-------------------------------------------------------------------------------

                                   Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of

                      The Securities Exchange Act of 1934

-------------------------------------------------------------------------------

For the Fiscal Year Ended December 31, 1996         Commission File  No.0-25914

                             CASTLE BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          36-3238190
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


     208 West Locust Street                                      60115
        DeKalb, Illinois                                       (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (815) 758-7007

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.33 1/3 Per Share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----    -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

   Aggregate market value of voting stock held by non-affiliates of the registrant as of March 3, 1997, based upon average market price at that date:
The registrant's common stock is not listed on an established exchange and is infrequently traded. The most recent known trading price is $21.50. Based on this price the aggregate market value of voting shares held by non-affiliates of the registrant is $29,249,000.

The registrant had 2,074,454 shares of Common Stock outstanding as of March 3, 1997.

The following documents are incorporated by reference in this report:
1. Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference to Part II hereof.
2. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference to Part III hereof.

                                   Part I

ITEM 1. BUSINESS

   Castle BancGroup, Inc. (Company) is a registered bank holding company organized in 1984 under Delaware law. The operations of the Company and its subsidiaries consist primarily of those financial activities common to the commercial financial services industry, including trust, data processing, mortgage banking, and consumer finance services. Unless the context otherwise requires, the term "Company" as used herein includes the Company and its subsidiaries on a consolidated basis. Substantially all of the operating income of the Company is attributable to its subsidiaries.

   The primary function of the Company is to coordinate the policies and operations of its subsidiaries in order to improve and expand their products and services and to effect operating economies of scale. The Company provides auditing, marketing, and data processing services to the subsidiaries on a market value driven fee basis. Management services, training, human resource and business development assistance is also provided by the Company at no charge to the subsidiaries.

   The Company is also responsible for the identification and evaluation of potential financial industry acquisition targets within the strategic market area, defined as the corrider bounded by Chicago's western suburbs on the east, Interstate 39 on the west, Southern Wisconsin on the north, and northwestern Indiana on the southeast. On May 24, 1995, the Company, through its subsidiary Castle Mortgage, Inc., completed the acquisition of substantially all the assets and assumed substantially all the liabilities of Premier Home Financing, Inc. (Premier), a residential mortgage loan originator and broker.

   Sandwich State Bank (SSB), First National Bank in DeKalb (FNB), First State Bank of Harvard (FSB) and The Bank of Yorkville (BOY) (collectively, Subsidiary Banks) are 100% owned banking subsidiaries of the Company. The Subsidiary Banks provide banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, cash management, electronic banking services, trust services and credit and debit cards. The Subsidiary Banks serve a diverse customer base including individuals, businesses, governmental units, and institutional customers. The Subsidiary Banks have banking offices in DeKalb, Sycamore, Sandwich, Harvard and Yorkville, Illinois and mortgage loan origination offices in Rockford, Sandwich, and Sugar Grove, Illinois.

   Castle Finance Company, Inc. (CFC), an Illinois corporation, is a 100% owned consumer finance company that engages in making small consumer loans, as well as acting as an agent to sell insurance relating to those loans. CFC is a headquartered in DeKalb, with loan origination offices in DeKalb, Plano, LaSalle, Dixon, Rockford, Morris, and Harvard, Illinois.

  Castle Mortgage, Inc. (CMI), an Illinois corporation is a residental mortgage originator and broker that engages in the origination of residental mortgages which are then sold into the secondary market. CMI is headquartered in Oak Brook, Illinois and has loan origination offices Oak Brook, Rolling Meadows, Chicago, and Naperville, Illinois and Merrillville, Indiana. CMI also provides processing services and delivery into the secondary market for residental mortgage loans orginated by the Subsidiary Banks.

COMPETITION

   Active competition exists in all principal areas where the Company and its subsidiaries operate, not only with other commercial banks, finance companies and mortgage bankers, but also with savings and loan associations, credit unions and other financial service companies serving the Company's defined market area. The principal methods of competition between the Company and its competitors are price and service. Price competition, primarily in the form of interest rate competition, is a standard practice within the Company's market place as well as the financial industry. Service and product quality are also significant factors in competing and allow for differentiation from competitors.

   Deposits in Subsidiary Banks are well balanced, with a large customer base and no dominant segment of accounts. Each Subsidiary Bank's loan portfolio is also characterized by a large customer base, including loans to commercial, agricultural and consumer customers, with no dominant relationships. There is no readily available source of information that delineates the market for financial services offered by non-bank competitors in the Company's market.

REGULATION AND SUPERVISION

   Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutes and regulations. Any significant change in applicable law or regulation may have an effect on the business and prospects of the Company and its subsidiaries.

   The Company is registered under and is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the Bank Holding Company Act, the Company is required to file annual reports and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate virtually all aspects of the Company's business. See "The Company's Subsidiaries" section of this Report for discussion of regulators of the Subsidiaries.

   The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank.

   The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. The Company, however, may engage in certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. The Bank Holding Company Act does not place territorial restrictions on the activities of bank holding companies or their nonbank subsidiaries.

     Deposits of all the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation (FDIC) under the Bank Insurance Fund (BIF). The FDIC also maintains another insurance fund, the Savings Association Insurance Fund (SAIF), which primarily insures savings association deposits. Applicable law requires the the SAIF and BIF funds each achieve and maintain a ratio of insurance reserves to total deposits equal to 1.25%. The BIF reached this level in 1995, and the FDIC announced a reduction in BIF premiums for most banks. Based on this reduction, the highest rated institutions (approximately 92% of the nearly 11,000 BIF-insured banks) paid the statutory minimum of $2,000 for FDIC insurance in 1996. Rates for all institutions were reduced by $.04 per $100 of deposits, leaving a premium range of $.00 (the statutory minimum applies) to $.27 per $100 of deposits instead of the previous $.04 to $.31 per $100.
The Subsidiary Banks, for deposit insurance assessment purposes, are all classified in the highest category and all paid the statutory minimum of $2,000 for FDIC insurance in 1996. The lower assessment rates resulted in FDIC premiums paid in 1996 of $8,000, substantially less than the $470,958 (adjusted for rebate by FDIC) and $804,161 assessments that the Subsidiary
Banks paid in 1995 and 1994, respectively. Effective January 1, 1997, all FDIC insured depository institutions will pay approximately $.013 per $100 pf BIF-Assessable deposits.

   The FDIC and other bank regulators have adopted supervisory reforms which link mandatory supervisory action termed "prompt regulatory action" to the bank's capital levels. In addition to the three categories used for assessment determination above, the regulators have added two categories, significantly undercapitalized and critically undercapitalized. Bank regulators will apply increasingly stringent regulatory sanctions and restrictions on banks that fall in the lower three capital categories. These sanctions range from requirements for filing and operating under a capital plan to restrictions on asset growth and interest rates paid to appointment of a receiver or a conservator for the institution as a bank's capital decreases.

   Since September 29, 1995, adequately capitalized and adequately managed bank holding companies have been able to acquire banks across state lines, without regard to whether the transaction is prohibited by state law; however, they are required to maintain the acquired institutions as separately chartered institutions. Any state law relating to the minimum age of target banks (not to exceed five years) is applicable. The Federal Reserve Board is not permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

   In addition, beginning June 1, 1997, banks will be permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

   States may adopt legislation permitting interstate mergers before June 1, 1997. In contrast, states may adopt legislation before June 1, 1997, subject to certain conditions, opting-out of interstate branching. If a state opts-out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts-out may not participate in an interstate merger transaction.

    Illinois has adopted legislation permitting interstate mergers beginning June 1, 1997. The Company is currently permitted to acquire banks located in any state outside Illinois and any organization located outside Illinois is permitted to acquire the Company. These provisions should not materially affect the Company because the Company does not have any current plans to acquire institutions located outside Illinois and because Illinois law, for several years, has permitted institutions located in any state of the United States to acquire banks or bank holding companies within Illinois subject to the ability of Illinois institutions to acquire banks and bank holding companies in such other state on similiar conditions as Illinois law. The fact that Illinois has decided to permit interstate branching beginning
June 1, 1997, means that if the

Company did acquire an institution outside Illinois, the Company could, if it deemed it appropriate, convert such institution's offices into branches of any of the Subsidiary Banks or any other banking subsidiary then in existence. The Company, however, does not have any current plans to acquire any banking organization outside the state of Illinois.

   National banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Generally, the regulations provide that dividends are limited to net earnings for the current and two preceding years, reduced by dividends paid and transfers to permanent capital. At December 31, 1996, subject to minimum regulatory capital guidelines, First National Bank in DeKalb could, without prior approval of regulatory authorities, declare dividends of approximately $1,452,000.

   The Sandwich State Bank, First State Bank of Harvard, and The Bank of Yorkville are subject to state banking regulations which provide that dividends can be paid up to the amount of available undivided profits (as defined), subject to total capital adequacy considerations.

THE COMPANY'S SUBSIDIARIES

   SSB, FSB and BOY are state chartered banks. They are therefore subject to regulation and examination by the Illinois Office of Banks and Real Estate. FSB has obtained all regulatory approvals to convert to a nationally chartered bank effective April 1, 1997. FNB is a nationally chartered bank and Federal Reserve member, and is therefore subject to regulation and examination by the Office of the Comptroller of the Currency as well as the Federal Reserve Board. All Subsidiary Banks are also members of the Federal Deposit Insurance Corporation and as such are subject to the provisions of the Federal Deposit Insurance Act and examination by the Federal Deposit Insurance Corporation. The examinations by the various regulatory authorities are designed for the protection of bank depositors.

   The federal and state laws and regulations generally applicable to banks regulate, among other things, the scope of their business, their investments, their reserve against deposits, the nature and amount of and collateral for loans, and the location of banking offices and types of activities which may be performed at such offices.

   Subsidiary banks of a bank holding company are subject to certain restrictions under the Federal Reserve Act and the Federal Deposit Insurance Act on loans and extension of credit to the bank holding company or to its other subsidiaries, investments in the stock or other securities of the bank holding company or its other subsidiaries, or advances to any borrower collateralized by such stock or other securities.

   The Subsidiary Banks have unlimited statewide branching authority, without regard to any numerical or geographic limitation.

   CFC is a finance company and is therefore subject to licensing, regulation and examination by the Department of Financial Institutions for the State of Illinois. Examinations by this regulator are designed for the protection of the consumer borrowers and not for the finance company shareholders.

   CMI is a residental mortgage originator and broker and is therefore subject to licensing regulation and examination by the Illinois Office of Banks and Real Estate, as well as appropriate agencies in Indiana and Wisconsin. Examinations by this regulator are designed for the protection of the consumer borrowers and not for the mortgage company shareholders.

CAPITAL REQUIREMENTS

   All federal bank regulatory agencies have adopted risk-based capital guidelines. These guidelines establish required levels of capital that are
monitored by certain ratios.   Capital is divided into two components; Tier 1
capital which includes common stock, additional paid-in capital, retained earnings and certain types of perpetual preferred stock less goodwill, and Tier 2 capital that includes among other things, limited life preferred stock, subordinated debt and the allowance for loan losses. These components of capital are compared to both total assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization. This allocation separates assets and specified off-balance sheet commitments into four categories that are risk-weighted from 0 percent to 100 percent according to predefined levels of average risk. The guidelines require a tangible leverage capital ratio (defined as Tier 1 capital to average assets) of 4.0%. The Company had a tangible leverage capital ratio of 6.39% as of December 31, 1996. The guidelines require a total capital ratio (defined as the total of both Tier 1 and Tier 2 capital to risk weighted assets) of 8.00%. The Company had a total capital to risk weighted assets ratio of 10.66% as of December 31, 1996. The guidelines also require a Tier 1 ratio (defined as Tier 1 capital to risk weighted assets) of 4.00%. The Company had a Tier 1 ratio of 9.45% as of December 31, 1996. The regulatory requirements are considered minimums and actual ratios should be commensurate with the level and nature of all risks of a company (as defined by the regulatory agencies). Regulators generally expect organizations that are experiencing internal growth or are making acquisitions to maintain capital levels substantially above the minimum supervisory levels and comparable to peer groups, without significant reliance on intangible assets. Management intends to continue its emphasis on a strong capital position.

MONETARY POLICY AND ECONOMIC CONDITIONS

   The earnings of commercial banks, finance companies, mortgage bankers and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue in the future. The general effect, if any, of such policies on future business and earnings of the Company and its Subsidiary Banks cannot be predicted.

EMPLOYEES

   As of December 31, 1996, the Company and its subsidiaries had a total of 334 full-time equivalent employees. None of these employees are subject to a collective bargaining agreement and management believes it has excellent relations with its staff.

ITEM 2.  PROPERTIES

   The Company operates its executive offices at 208 West Locust Street, DeKalb, Illinois. This facility is an approximately 2,000 square foot refurbished residential house owned by FNB. A temporary light commercial use zoning variance was obtained for this property and it is currently being leased to the Company by FNB at rates and terms that are standard for the area. The Company is currently in the process of remodeling a commercial building owned by FNB that is located at 121 West Lincoln Highway in DeKalb. This approximately 15,000 square foot building is leased to the company at rates and terms that are standard for the area. This facility will house all administrative, accounting, data processing, human resource and marketing functions of the Company and is anticipated for full occupancy in May 1997.

   FNB operates its main office at 141 West Lincoln Highway, DeKalb, Illinois. This facility includes approximately 19,600 square feet. A drive-in facility is located at the same address with approximately 1,200 square feet of space. FNB also operates a remote drive-up banking facility with approximately 1,800 square feet located less than 1 mile north of the main office at 1007 North First Street, DeKalb, Illinois.  FNB also operates a commercial building at 121 West Lincoln Highway and leases the entire approximately 15,000 square feet to the Company for administrative, accounting, and data processing operations. FNB also owns a residental house at 208 West Locust Street, DeKalb, Illinois with approximately 2,000 square feet that is also temporarily leased to the Company for its executive offices. FNB owns all of these buildings as well as the underlying land. FNB also operates a full service branch facility with approximately 9,400 square feet located at 511 West State in Sycamore, Illinois. The Bank owns the building and approximately 60% of the underlying land and has a long-term
lease with option to buy the remaining land.   In addition, FNB operates an
automated teller machine at a local university and leases space on a month-to-month basis.

   SSB conducts its operations from its main office facility located at 100 West Church Street, Sandwich, Illinois. This facility has approximately 13,000 square feet of space. SSB owns the building as well as the underlying land. A drive-in facility is contiguous to the main office. SSB also leases two office spaces used for mortgage loan origination offices. Each of these sites are less than 1,000 square feet and are located at 44 West Church Street, Sandwich, Illinois and 91 Sugar Lane, Sugar Grove, Illinois. Both sites are rented at rates and terms that are standard in the area.

   FSB operates from its main office facility at 201 West Diggins Street, Harvard, Illinois. This facility has approximately 11,000 square feet of space. FSB owns both the building and the underlying land. A drive-in facility is contiguous to the main office. FSB also operates a remote branch facility with approximately 5,400 square feet at a local shopping center
located at 1265 Division Street, Harvard, Illinois.   The Bank owns both the
building and the underlying land. FSB also leases two office spaces used for mortgage loan origination offices. Each of these sites are less than 1,000 square feet of office space and are located at 62 North Ayer Street, Harvard, Illinois and 695 North Perryville Road, Suite 2, Rockford, Illinois. Both sites are rented at rates and terms that are standard in the area.

   BOY operates from its main office facility at 606 Countryside Center, Yorkville, Illinois. The Bank utilizes 50% of the approximately 22,000 square of space. BOY leases the remaining 50% of the space to medical organizations under leases that are standard in the area as to terms and rental income. BOY owns the building and the underlying land. A drive-in facility is contiguous to the main office.

  CFC operates offices in the following seven towns in northern Illinois:
Plano, LaSalle, DeKalb, Dixon, Rockford, Morris and Harvard. The DeKalb office includes both CFC's executive offices as well as an operating office and is approximately 3,500 square feet of leased space with rental costs and lease terms that are standard for the area. Offices for the other six locations are less than 1,000 square feet and are leased with rental costs and lease terms that are standard for the areas.

     CMI operates offices in Oak Brook, Naperville, Chicago, and Rolling Meadows in Illinois and Merrillville in Indiana. The Oak Brook office includes both executive and operating functions and is located at 1301 West 22nd Street, Suite 100, Oak Brook, Illinois which consists of approximately 6,300 square feet of leased space. The office in Rolling Meadows houses an operating function in approximately 1,400 square feet of leased space at 5105 Tollview, Suite 110, Rolling Meadows, Illinois. The Chicago office is located in a space of approximately 2,000 square feet at 2549 North Racine Avenue, Chicago, Illinois. The Merrillville office leases approximately 3,200 square feet at 101 West 79th Avenue, Merrillville, Indiana. All the leased offices have rental costs and terms that are standard for the areas. CMI owns a facility at 847 North Center

Road, Naperville, Illinois, with approximately 2,100 square feet of office space. CMI owns both the building and the underlying land.

ITEM 3.  LEGAL PROCEEDINGS

   Neither the Company nor any subsidiary is a party to, and none of their property is subject to, any material legal proceedings, other than routine litigation incidental to the business of the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters, through the solicitation of proxies or otherwise, were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The approximate number of holders of Common Stock of the Company on December 31, 1996 was 900 holders.

   Cash dividends on the above referenced common stock are paid annually. Dividends for the years ended December 31, 1996 and 1995 were $0.20 and $0.18 per share, respectively.

   The amount of dividends payable by the Company on its common stock is limited by the provisions of its long-term debt agreement. Dividends are limited to 50% of the net earnings, less dividends paid, in the previous eight quarters. As of December 31, 1996, the Company was limited to $1,821,000 for dividend purposes.

   The Company's stock is not traded on an established public trading market. During the period from January 1, 1995 through December 31, 1996, management of the Company believes that there were approximately 75 trades in the Company's common stock. Management of the Company does not have information with respect to the prices at which all such trades were effected but believes that the prices ranged from $12.50 to $22.50 per share on those transactions with respect to which it does have information.

   On May 24, 1995, the Company issued 45,500 common shares to Premier Home Financing, Inc. (Premier). These shares were issued in conjunction with the acquisition by Castle Mortgage, Inc. of substantially all the assets and the assumption of substantially all the liabilities of Premier. This transaction was claimed exempt from registration pursuant to Section 506 of the Securities Act of 1933. Premier represented to the Company its qualifications as an accredited investor.



ITEM 6.  SELECTED FINANCIAL DATA

   The information contained in the section entitled "Five Year Summary of Selected Consolidated Financial Data" on page 13 of the Company's Annual Report to its stockholders for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in the section entitled "Management Discussion and Analysis of Financial Condition & Results of Operations" on pages 14 through 20 of the Company's Annual Report to its stockholders for the year ended December 31, 1996, is incorporated herein by reference.

   The following supplementary financial information of the registrant for each of the last three years (unless otherwise stated) is included on pages 11 through 17 of this Report:

     Table 1   Comparison of Average Balance Sheets
     Table 2   Analysis of Net Interest Income - Tax Equivalent Basis
     Table 3   Maturing Of Investment Securities
     Table 4   Analysis of Loan Portfolio and Loss Experience (for Last Five
               Years)
     Table 5   Allocation of Loan Losses (for Last Five Years)
     Table 6   Maturity and Interest Sensitivity of Loans
     Table 7   Average Deposits (for Last Five Years)
     Table 8   Short-term Borrowings
     Table 9   Return on Average Equity and Average Assets (for Last Five
               Years)

                                   TABLE 1
                     COMPARISON OF AVERAGE BALANCE SHEETS

The following table sets forth the registrant's consolidated average daily condensed balance sheet for each of the last three years (dollar figures in thousands):


                                                                  Years ended December 31,
                                           ---------------------------------------------------------------------
                                                 1996                    1995**                   1994
                                           ----------------------   ----------------------   -------------------
                                                          % of                      % of                  % of
ASSETS:                                     Amount        Total        Amount        Total      Amount     Total
                                           ---------      ------     ----------      ------    ---------  -------
  Cash and due from banks                     $9,757        2.1%        $10,166        2.4%    $11,310      2.8%
  Interest-bearing deposits in banks             376         0.1            113        0.0         106      0.0
  Excess funds sold                           10,426         2.3         10,743        2.6       7,632      1.9
                                           ---------      ------     ----------     ------    --------   ------
       Total cash and cash equivalents       $20,559         4.5        $21,022        5.0     $19,048      4.7

  Taxable securities                        $110,313        23.9       $117,051       27.8    $118,224     29.4
  Tax-exempt securities                       12,165         2.6         16,296        3.9      20,369      5.1

  Mortgage loans held for sale                29,651         6.4          7,610        1.8           0      0.0

  Loans and leases, net of unearned income   269,091        58.5        240,778       57.2     228,776     56.9
  Less:  Allowance for loan losses             3,469         0.8          3,441        0.8       3,567      0.9
                                           ---------      ------     ----------     ------    --------   ------
      Loans, net                             265,622        57.7        237,337       56.4     225,209     56.0
                                           ---------      ------     ----------     ------    --------   ------
  Premises and Equipment                      10,217         2.2         10,550        2.4       9,978      2.5
  Goodwill, net of amortization                5,328         1.2          4,964        1.2       4,181      1.0
  Other Assets                                 6,821         1.5          6,133        1.5       5,245      1.3
                                           ---------      ------     ----------     ------    --------   ------
       TOTAL ASSETS                          460,676      100.0%        420,963     100.0%     402,254   100.0%
                                           ---------      ------     ----------     ------    --------   ------
                                           ---------      ------     ----------     ------    --------   ------

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
  Non-interest bearing deposits              $39,300        8.5%        $36,732       8.7%     $36,360     9.0%
  Interest bearing deposits                  350,918        76.2        323,581       76.9     315,794     78.5
                                           ---------      ------     ----------     ------    --------   ------
       Total Deposits                        390,218        84.7        360,313       85.6     352,154     87.5
                                           ---------      ------     ----------     ------    --------   ------

  Short-term borrowings                      $19,887         4.3        $11,260        2.8      $4,947      1.2
  Long-term borrowings                        10,782         2.3         11,575        2.7      12,328      3.2
  Other liabilities                            5,375         1.2          3,961        0.9       2,883      0.7
                                           ---------      ------     ----------     ------    --------   ------
       TOTAL LIABILITIES                    $426,262        92.5       $387,109       92.0    $372,312     92.6

STOCKHOLDERS' EQUITY:
  Preferred Stock                              2,600         0.6          3,956        0.9       5,350      1.2
  Common Stock                                   689         0.1            686        0.2         658      0.2
  Additional paid-in capital                   4,875         1.1          4,270        1.0       3,527      0.9
  Unrealized gain/(loss) on
  investment securities                          475         0.1          1,497        0.4           0      0.0

  Retained earnings                           25,775         5.6         23,445        5.5      20,407      5.1
                                           ---------      ------     ----------     ------    --------   ------
      TOTAL STOCKHOLDERS' EQUITY             $34,414         7.5        $33,854        8.0     $29,942      7.4

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY               ---------      ------     ----------     ------    --------   ------
                                            $460,676      100.0%       $420,963     100.0%    $402,254   100.0%
                                           ---------      ------     ----------     ------    --------   ------
                                           ---------      ------     ----------     ------    --------   ------


** Castle BancGroup, Inc. acquired substantially all the assets and assumed substantially all the liabilities of Premier Home Financing, Inc. on May 24, 1995, in a transaction that was accounted for as a purchase. Assets, liabilities, and equity balances were included in the averages from that date forward.

                                   TABLE 2
             ANALYSIS OF NET INTEREST INCOME - TAX EQUIVALENT BASIS
                                (IN THOUSANDS)

THE TABLE BELOW SHOWS THE CHANGES IN INTEREST INCOME (TAX EQUIVALENT) AND INTEREST EXPENSE ATTRIBUTABLE TO VOLUME AND RATE VARIANCES. THE CHANGE IN INTEREST INCOME (TAX EQUIVALENT) DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.



                                                  AVERAGE BALANCE                     AVERAGE RATE
                                      -------------------------------------   ------------------------------
        INTEREST EARNING ASSETS           1996         1995(1)      1994         1996      1995       1994
        -----------------------       -----------   ----------   ----------   --------   --------  ---------
Taxable securities                      $110,313     $117,051     $118,224      6.30%      6.22%      5.84%
Tax-exempt securities(2)                  12,165       16,296       20,369     10.03%      9.62%     10.23%
                                      -----------   ----------   ----------   --------   --------  ---------
 Total Securities                       $122,478     $133,347     $138,593      6.67%      6.64%      6.48%
                                      -----------   ----------   ----------   --------   --------  ---------
Time deposits                                376          113          106      2.39%      4.32%      5.66%
Excess funds sold                         10,426       10,743        7,632      2.91%      4.21%      4.56%
Mortgage loans held for sale(3)           29,651        7,610            0      7.37%      6.82%      0.00%
Net loans (2)(4)                         269,091      240,778      228,776      9.78%      9.68%      8.86%
                                      -----------   ----------   ----------   --------   --------  ---------
Total Earning Assets (FTE)              $432,022     $392,591     $375,107      8.56%      8.45%      7.89%
                                      -----------   ----------   ----------   --------   --------  ---------
                                      -----------   ----------   ----------   --------   --------  ---------

     INTEREST BEARING LIABILITIES:
     ----------------------------
Interest bearing deposits               $350,918     $323,581     $315,794      4.59%      4.49%      3.69%
Short-term borrowings                     19,887       11,260        4,947      4.91%      4.42%      1.92%
Long-term borrowings                      10,782       11,575       12,328      7.35%      7.79%      6.08%
                                      -----------   ----------   ----------   --------   --------  ---------
Total Interest Bearing Liabilities      $381,587     $346,416     $333,069      4.68%      4.60%      3.75%
                                      -----------   ----------   ----------   --------   --------  ---------
Interest Rate Spread (FTE)                                                      3.88%      3.85%      4.14%

Net interest income (FTE)                                                       4.42%      4.40%      4.57%
                                                                              --------   --------  ---------
                                                                              --------   --------  ---------



                                           INTEREST EARNED OR PAID       1996/95 CHANGE DUE TO    1995/94 CHANGE DUE TO
                                      --------------------------------   ----------------------   ----------------------
    INTEREST EARNING ASSETS               1996       1995(1)   1994         VOLUME       RATE         VOLUME       RATE
    -----------------------           ----------  ---------  ---------    -----------   -------      --------    --------
Taxable securities                       $6,945     $7,281     $6,899         ($423)       $87         ($69)        $451
Tax-exempt securities(2)                  1,220      1,568      2,083          (412)        63         (398)        (117)
                                      ----------  ---------  ---------    -----------   -------     ---------    --------
Total securities:                        $8,165     $8,849     $8,982         ($835)      $151        ($467)        $334
                                      ----------  ---------  ---------    -----------   -------     ---------    --------
Time deposits                                 9         54          6            41        (86)           0           48
Excess funds sold                           303        452        348        (1,665)     1,516          133          (29)
Mortgage loans held for sale(3)           2,185        519          0         1,846       (180)         519            0
Net loans (2)(4)                         26,307     23,310     20,277         3,277       (280)         934        2,099
                                      ----------  ---------  ---------    -----------   -------     ---------    --------
Total Earnings Asset (FTE)              $36,969    $33,184    $29,613        $2,665     $1,120       $1,120       $2,451
                                      ----------  ---------  ---------    -----------   -------     ---------    --------
                                      ----------  ---------  ---------    -----------   -------     ---------    --------

    INTEREST BEARING LIABILITIES:
    ----------------------------
Interest bearing deposits               $16,090    $14,527    $11,644        $1,262       $301         $279       $2,604
Short-term borrowings                       976        498         95           430         48          199          204
Long-term borrowings                        792        902        749           (40)       (70)         (48)         201
                                      ----------  ---------  ---------    -----------   -------     ---------    --------
Total Interest Bearing Liabilities      $17,858    $15,927    $12,488        $1,653       $278         $430       $3,009
                                      ----------  ---------  ---------    -----------   -------     ---------    --------
Net interest income (FTE)               $19,111    $17,257    $17,125        $1,012       $842         $689        ($557)
                                      ----------  ---------  ---------    -----------   -------     ---------    --------
                                      ----------  ---------  ---------    -----------   -------     ---------    --------


(1) Castle BancGroup, Inc. acquired substantially all the assets and assumed substantially all the liabilities of Premier Home Financing, Inc. on May 24, 1995 in a transaction that was accounted for as a purchase. Assets, liabilities and equity balances were included in the averages from that date forward.
(2) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a blended federal and state tax rate of 38.75% in 1996 and 34% in 1995 and 1994.
(3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(4) The balances of nonaccrual loans are included in average loans oustanding. Interest on loans includes yield-related loan fees.

                                   TABLE 3
                       MATURITY OF INVESTMENT SECURITIES


      The following table sets forth the maturity of the registrants investment portfolio.


                                                                                  AS OF DECEMBER 31, 1996
                                             -------------------------------------------------------------------------------------
                                                                                                                        CORPORATE
                                                                             U.S. GOVERNMENT     STATES AND POLITICAL  OBLIGATIONS
                                                   U.S. TREASURY                AGENCIES           SUBDIVISIONS(1)      AND OTHER
                                             ------------------------   ----------------------  ---------------------  -----------
                                               AMOUNT          YIELD       AMOUNT       YIELD      AMOUNT     YIELD       AMOUNT
                                             -----------      -------   -----------   --------   ----------  ---------  -----------

SECURITIES AVAILABLE FOR SALE(2):
One year or less                             $10,009,350        5.93%     3,016,190     6.31%     1,882,273    9.64%         --
After one through five years                  25,837,063        6.20%    22,282,493     6.32%     6,834,573   10.30%         --
After five through ten years                   2,112,041        6.44%    38,086,813     7.61%     2,188,513   10.54%         --
After ten years                                   --             --          --          --          --         --           --
Mortgage backed securities(3)                     --             --      19,731,446     6.86%        --         --           --
                                             -----------      --------  -----------   --------  ----------- --------   -----------
  Total debt securities                      $37,958,454        6.13%   $83,116,942     7.04%   $10,905,359   10.24%            $0

Federal Home Loan Bank stock                                                                                              $966,600
Other equity securities                                                                                                    124,625
                                             -----------      --------  -----------   --------  ----------- --------   -----------
    Total securities available for sale      $37,958,454        6.13%   $83,116,942     7.04%   $10,905,359   10.24%    $1,091,225
                                             -----------      --------  -----------   --------  ----------- --------   -----------
                                             -----------      --------  -----------   --------  ----------- --------   -----------


------------------------------------
1 Yields were calculated on a tax equivalent basis assuming a blended federal and state tax rate of 38.75%.

2 At December 31, 1996, the Company did not own any investment securities from a single issuer, other than the U.S. Federal Government, that was greater than 10% of total equity capital.

3 Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.

                                   TABLE 4
                ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE
                               (IN THOUSANDS)

THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S LOAN PORTFOLIO BY MAJOR CATEGORY FOR EACH OF THE LAST FIVE YEARS.

                                                                      DECEMBER 31,
                                                -------------------------------------------------------
                                                  1996       1995        1994        1993        1992
                                              ----------  ----------  ----------  ----------  ----------
Commercial, financial and agricultural          $69,594     $63,197     $59,131     $59,014     $53,709
Real estate mortgage                            186,613     159,928     141,651     135,984     107,067
Consumer                                         35,242      33,094      32,040      33,986      30,220
Leases                                              891       1,455         711         952         469
Student loans held for sale                           0           0       5,450           0           0
                                              ----------  ----------  ----------  ----------  ----------
  Gross Loans                                  $292,340     $257,674   $238,983    $229,936    $191,465

Less:
Unearned discount and deferred loan fees          3,172        3,074      2,951       2,700       2,242
Allowance for possible loan losses                3,775        3,309      3,475       3,940       2,964
                                              ----------  ----------  ----------  ----------  ----------
  Net Loans                                    $285,393     $251,291   $232,557    $223,296    $186,259
                                              ----------  ----------  ----------  ----------  ----------
                                              ----------  ----------  ----------  ----------  ----------

SUMMARY OF LOAN LOSS EXPERIENCE:

Allowance for loan and lease losses,
  beginning                                      $3,309      $3,475      $3,940     $2,964      $3,029
Amounts charged-off:
  Commercial, financial and agricultural            270         268         570        382         235
  Real estate mortgages                              53         175           0         47           0
  Consumer                                          783         547         398        348         269
  Leases                                              0           0           0          0           0
                                              ----------  ----------  ----------  ----------  ----------
Total Charge-Offs                                $1,106        $990        $968       $777        $504
                                              ----------  ----------  ----------  ----------  ----------

Recoveries on amounts previously charged-off:
  Commercial, financial and agricultural           $236        $133         $90        $55         $63
  Real estate mortgages                              17           0          14          0           2
  Consumer                                           88         151          75         55          43
  Leases                                              0           0           0          0           0
                                              ----------  ----------  ----------  ----------  ----------
Total Recoveries                                   $341        $284        $179       $110        $108
                                              ----------  ----------  ----------  ----------  ----------
  Net Charges-Offs                                 $765        $706        $789       $667        $396

Provision charged to expense                     $1,113        $488        $323     $1,329        $331
Addition to dealer reserve                          118          51           1          0           0
Addition due to purchase of subsidiary                0           1           0        314           0
                                              ----------  ----------  ----------  ----------  ----------
  Allowance for Loan and Lease Losses, Ending    $3,775      $3,309      $3,475     $3,940      $2,964
                                              ----------  ----------  ----------  ----------  ----------
                                              ----------  ----------  ----------  ----------  ----------

Non-performing loans at year-end:
  Non-accrual                                    $2,348      $2,064      $2,699     $3,652      $1,065
  Restructured                                     $314        $270        $630       $209          $0
                                              ----------  ----------  ----------  ----------  ----------
Total Non-Performing Loans                       $2,662      $2,334      $3,329     $3,861      $1,065
                                              ----------  ----------  ----------  ----------  ----------
                                              ----------  ----------  ----------  ----------  ----------
Past due 90 days or more, not included above        201          16         256        716       1,814
Other real estate, not included above                75           0           0         48           0

RATIOS:
Allowance to year-end net loans                    1.32%       1.32%       1.49%      1.76%       1.59%
Allowance to non-performing loans                141.81      141.77      104.39     102.05      278.31
Net charge-offs to average loans (gross)           0.28        0.29        0.34       0.33        0.22
Recoveries to charge-offs                         30.83       28.69       18.49      14.16       21.43
Non-performing loans to loans, net of unearned
  discount and deferred loan fees                  0.92        0.92        1.41       1.70        0.56


                                   TABLE 5
                   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

THE FOLLOWING TABLE SHOWS THE REGISTRANT'S ALLOWANCE FOR LOAN LOSSES FOR THE LAST FIVE YEARS.


                                           COMMERCIAL,
                                           FINANCIAL &      REAL ESTATE
                                          AGRICULTURAL        MORTGAGE        CONSUMER      LEASES      UNALLOCATED     TOTAL
                                          ------------      -----------       --------      ------      -----------     -----
December 31, 1996
% of loans in category to total loans           $1,391           $1,130         $1,054          $0             $200     $3,775
                                                23.81%           63.83%         12.06%       0.30%             0.00%   100.00%
December 31, 1995
% of loans in category to total loans           $1,420           $1,144           $519         $26              $200    $3,309
                                                24.53%           62.07%         12.84%       0.56%             0.00%   100.00%
December 31, 1994
% of loans in category to total loans           $1,655           $1,030           $464         $26              $300    $3,475
                                                24.74%           59.27%         15.69%       0.30%             0.00%   100.00%
December 31, 1993
% of loans in category to total loans           $2,236             $963          $415         $26              $300    $3,940
                                                25.67%           59.14%         14.78%       0.41%             0.00%   100.00%
December 31, 1992
% of loans in category to total loans           $1,274             $652           $164        $174              $700    $2,964
                                                28.05%           55.92%         15.78%       0.24%             0.00%   100.00%



                                   TABLE 6
                  MATURITY AND INTEREST SENSITIVITY OF LOANS
                               (IN THOUSANDS)

THE FOLLOWING TABLE SHOWS THE MATURITY OF THE REGISTRANT'S LOAN PORTFOLIO.

                                                                        AS OF DECEMBER 31, 1996
                                       --------------------------------------------------------------------------------------
                                                  TIME REMAINING TO MATURITY                   LOANS DUE AFTER ONE YEAR
                                       -----------------------------------------------    -----------------------------------
                                           DUE               ONE TO                                   FIXED        FLOATING
                                          WITHIN               FIVE        AFTER FIVE                INTEREST      INTEREST
                                         ONE YEAR             YEARS           YEARS         TOTAL      RATE          RATE
                                       ------------       -----------     ------------    --------  -----------   -----------
Commercial, financial & agricultural       $45,855           $22,558           $2,398      $70,811     $15,991        $8,965
Real estate mortgages                       85,639            65,188           29,946      180,773      60,682        34,452
Consumer                                     7,151            28,090            4,624       39,865      32,543           171
Leases                                         648               243             --            891           9           234
                                       ------------       -----------     ------------    --------  -----------   -----------
                Total                     $139,293          $116,079          $36,968     $292,340    $109,225       $43,822
                                       ------------       -----------     ------------    --------  -----------   -----------
                                       ------------       -----------     ------------    --------  -----------   -----------


                                   TABLE 7
                              AVERAGE DEPOSITS
                               (IN THOUSANDS)

THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S AVERAGE DAILY DEPOSITS AND AVERAGE RATE PAID ON THE INTEREST BEARING DEPOSITS FOR EACH OF THE LAST FIVE
YEARS:


                                                              DECEMBER 31,

                  ---------------------------------------------------------------------------------------------------
                     NON-INTEREST
                    BEARING DEMAND     INTEREST BEARING
                       DEPOSITS         DEMAND DEPOSITS      SAVINGS ACCOUNTS       TIME DEPOSITS      TOTAL DEPOSITS
                       -------          ---------------      ----------------       -------------      --------------
1996 AVERAGE
     Balance                $39,300              $67,583               $76,087            $207,248            $390,218
     Rate                       ---                2.54%                 3.13%               5.79%               4.59%
1995 AVERAGE
     Balance                 36,732               65,951                75,884             181,746            $360,313
     Rate                       ---                2.51%                 3.39%               5.67%               4.49%
1994 AVERAGE
     Balance                 36,360               79,208                81,105             155,481            $352,154
     Rate                       ---                2.46%                 2.96%               4.69%               3.69%
1993 AVERAGE
     Balance                 32,263               70,882                72,008             133,434            $308,587
     Rate                       ---                2.89%                 3.24%               5.06%               4.03%
1992 AVERAGE
     Balance                 28,306               65,044                56,734             135,172            $285,256
     Rate                       ---                3.92%                 4.36%               5.96%               5.08%




THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S MATURITY DISTRIBUTION FOR ALL TIME DEPOSITS OF $100,000 OR MORE AS OF DECEMBER 31, 1996.


        MATURITY DISTRIBUTION FOR ALL TIME DEPOSITS OF $100,000 OR MORE
                                (IN THOUSANDS)

                                                                        DECEMBER 31, 1996
                                           ---------------------------------------------------------------------------
                                             3 MONTHS OR      3 THROUGH 6     6 THROUGH      OVER 12
                                                LESS            MONTHS         12 MONTHS     MONTHS      TOTAL
                                                ----            ------         ---------     ------      -----
     Time Deposits of $100,000 or more          $19,625           $8,827           $9,824     $11,266     $49,542

                                    TABLE 8
                             SHORT-TERM BORROWINGS
                          (DOLLAR FIGURES IN THOUSANDS)


THE FOLLOWING TABLE SETS FORTH A SUMMARY OF THE REGISTRANT'S SHORT-TERM BORROWINGS FOR EACH OF THE LAST THREE YEARS.



                                                        DECEMBER 31,
                                                 --------------------------
                                                  1996      1995      1994
                                                 -------   ------    ------
   Repurchase agreements                         $ 2,756   $2,374    $2,350
   Federal funds purchased                        10,000        0     1,050
   Other short-term borrowings                     6,832    4,217     3,803
                                                 -------   ------    ------

     Total                                       $19,588   $6,591    $7,203
                                                 -------   ------    ------
                                                 -------   ------    ------



                                    TABLE 9
                          RETURN ON EQUITY AND ASSETS

THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S RETURN ON AVERAGE ASSETS, RETURN ON AVERAGE EQUITY, DIVIDEND PAYOUT RATIO, AND AVERAGE EQUITY TO AVERAGE ASSET RATIO FOR THE LAST FIVE YEARS:


                                                       DECEMBER 31,
                                         -------------------------------------

                                          1996    1995    1994    1993    1992
                                         ------  ------  ------  ------  ------
Return on average assets                  0.40%   0.80%   0.84%   0.94%   0.99%

Return on average equity                  5.36    9.94   11.22   13.56   14.57

Common stock dividend payout ratio       22.44   10.97    9.43    7.26    6.56

Average equity to average asset ratio     7.47    8.04    7.44    6.97    6.77


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related notes on pages 21 through 41 of the Company's Annual Report to its stockholders for the year ended December 31, 1996, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None



                                 PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1997 (Proxy Statement) under the captions "Proposal No. 1 - Election of Directors" (page 2) and "Section 16(a) Beneficial Ownership Reporting Compliance" (page 20) which information is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information contained under the captions "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS ON FORM 8-K

     1.  The following documents are filed as part of this report:

        A. The Consolidated Financial Statements of the Company which are incorporated by reference in Item 8 from the Annual Report of the Company to its stockholders for the year ended December 31, 1996, as follows:

           1. Consolidated Balance Sheets, December 31, 1996 and 1995 on page 21.
           2. Consolidated Statements of Earnings, for the three years ended December 31, 1996 on page 22.
           3. Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1996 on page 23.
           4. Consolidated Statements of Cash Flows for the three years ended December 31, 1996 on pages 24 through 25.
           5. Notes to Consolidated Financial Statements on pages 26 through 40.
           6.  Independent Auditors' Report on page 41.


        B.  Financial Statement Schedules as follows:

            Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the required information is set forth in the financial statements and related notes.

        C.  Exhibits as follows:

            3.1 Articles of incorporation of registrant as amended are incorporated herein by reference to Exhibit 3.1 on Form 10-K for the year ended December 31, 1993.

            3.2 By-laws of the registrant as amended are incorporated herein by reference to Exhibit 3.2 on Form 10-K for the year ended December 31, 1995.

            4.1 Certificate of Designation by the Board of Directors establishing Series A Perpetual Preferred Stock dated July 9, 1990 is incorporated herein by reference to exhibit 4.1 on Form 10-K for the year ended December 31, 1990.

            4.2 Certificate of Designation by the Board of Directors establishing 2,600 shares of Perpetual Preferred Stock dated November 15, 1993 is incorporated herein by reference to exhibit 4.1 on Form 10-K for the year ended December 31, 1993.

           10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated herein by reference to Exhibit 4.1 of Registrant's Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

           13.1 Registrant's Annual Report to Shareholders for the Year ended December 31, 1996. The Annual Report, except for portions expressly incorporated by reference, is furnished for the information of the Commission only and is not deemed to be filed as a part of this filing.

           21.1    Subsidiaries of Registrant.

           23.1    Consent of KPMG Peat Marwick on Form S-8
                   Filing dated June 15, 1992 for the Castle
                   BancGroup, Inc. Employee Stock Purchase Plan and on Form S-8 Filing dated December 22, 1994 for the Castle BancGroup, Inc. Employee Stock Benefit Plan.

           27      Financial Data Schedule

     2.    Reports on Form 8-K

           The registrant has not filed any reports on Form 8-K for the quarter ended December 31, 1996.

                                EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                          -------------
 3.1 Articles of incorporation of registrant as amended are incorporated herein by reference to Exhibit 3.1 on Form 10-K for the year ended December 31, 1993.

 3.2 By-laws of the registrant as amended are incorporated herein by reference to Exhibit 3.2 on Form 10-K for the year ended December 31, 1995.

 4.1 Certificate of Designation by the Board of Directors establishing Series A Perpetual Preferred Stock dated July 9, 1990, is incorporated herein by reference to Exhibit 4.1 on Form 10-K for the year ended December 31, 1990.

 4.2 Certificate of Designation by the Board of Directors establishing 2,600 shares of Perpetual Preferred Stock dated November 15, 1993 is incorporated herein by reference to Exhibit
               4.1 on Form 10-K for the year ended December 31, 1993.

10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated here by reference to Exhibit 4.1 of Registrant's Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

13.1 Registrant's Annual Report to Shareholders for the Year Ended December 31, 1996. The Annual Report, except for portions expressly incorporated herein by reference, is furnished for the information of the Commission only and is not deemed to be filed as a part of this filing.

21.1           Subsidiaries of Registrant.

23.1 Consent of KPMG Peat Marwick on Form S-8 Filing Dated June 15, 1992 for the Castle BancGroup, Inc. Employee Stock Purchase Plan and on Form S-8 Filing Dated December 22, 1994 for the Castle BancGroup, Inc. Employee Stock Benefit Plan.

27.1           Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

Castle BancGroup, Inc.

-------------------------------
John W. Castle, Chairman of the
Board, Chief Executive Officer
and Director

Date:
     --------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by following the persons on behalf of the registrant and in the capacities and on the dates indicated.

----------------------------------       ------------------------------
By: Larry D. Beaty, Executive Vice       By: James N. McInnes,

    President, Treasurer, Chief              President, Chief Operating
    Financial Officer and Director           Officer and Director

Date:                                    Date:
     -----------------                        ---------------------


----------------------------------       ------------------------------
By: Jea Nae B. Wood, Chief                   By: Donald E. Kieso,
    Accounting Officer and Controller            Director

Date:                                    Date:
     -----------------                        ---------------------



-----------------------------------      ------------------------------
By: John W. Castle, Chairman of the      By:Louis P. Brady, Vice-
    Board Chief Executive Officer           Chairman of the Board
    and Director                            and Director

Date:                                    Date:
     -----------------                        ---------------------


-----------------------------------      ------------------------------

By: William R. Monat, Director           By: Nancy D. Castle, Director

Date:                                    Date:
     -----------------                        ---------------------