Form 10-Q
period 1997-03-31
CASTLE BANCGROUP INC
filed 1997-05-14
CIK 723043

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                 ---------------------------------------------------

                                      FORM 10-Q

                [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

                                          OR

                [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                   TRANSITION PERIOD FROM _________ TO ___________

                 ---------------------------------------------------


For the Quarterly Period Ended March 31, 1997      Commission File No. 0-25914


                 ---------------------------------------------------

                                CASTLE BANCGROUP, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Delaware                                      36-3238190
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                             NUMBER)

         208 West Locust Street                             60115
            DeKalb, Illinois                              (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)








         Registrant's telephone number, including area code:   (815) 758-7007

                       ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:      Yes [X]     No [ ]

The registrant had 2,076,246 shares of Common Stock outstanding as of March 31, 1997.


                                                     PART I

ITEM 1 - FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
                              ASSETS                                                        Mar. 31, 1997  Dec. 31, 1996
                                                                                              Unaudited
------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                  $     10,676,001     10,616,722
Excess funds sold                                                                                 550,000      1,950,000
------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                                11,226,001     12,566,722
------------------------------------------------------------------------------------------------------------------------
Investment securities (note 2)                                                                134,961,357    133,071,980
Mortgage loans held for sale, lower of cost or market                                          14,492,770     20,342,698
Loans (note 3)                                                                                296,672,861    292,340,920
     Less:
          Allowance for possible loan losses (note 3)                                           3,957,493      3,775,108
          Unearned income and deferred loan fees                                                3,062,299      3,172,278
------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                     289,653,069    285,393,534
Premises and equipment                                                                         10,536,144     10,233,862
Goodwill, net of amortization                                                                   4,932,115      5,062,350
Other assets                                                                                    6,701,225      6,752,528
------------------------------------------------------------------------------------------------------------------------
                                                                                         $    472,502,681    473,423,674
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits:
      Noninterest-bearing                                                                $     43,252,449     43,232,861
      Interest-bearing                                                                        359,864,778    360,876,356
------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                403,117,227    404,109,217
     Short-term borrowings                                                                     21,860,692     19,588,237
     Long-term debt                                                                            10,150,000     10,150,000
     Other liabilities                                                                          3,103,877      4,614,454
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             438,231,796    438,461,908
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Preferred stock, no par value; authorized 100,000 shares :
        7.75% cumulative preferred stock; 2,600 shares
        issued and outstanding                                                                  2,600,000      2,600,000
     Common stock, $.33 par value; 5,000,000 shares authorized, 2,076,246 and
       2,064,608 shares issued and outstanding  in 1997 and 1996, respectively                    692,082        690,873
     Additional paid-in capital                                                                 5,079,815      5,001,343
     Net unrealized gain/(loss) on investment securities (note 2)                                (670,473)       447,057
     Retained earnings                                                                         26,569,461     26,222,493
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     34,270,885     34,961,766
Commitments and contingent liabilities
------------------------------------------------------------------------------------------------------------------------
                                                                                         $    472,502,681    473,423,674
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                                                                                                      Unaudited
                                                                                                    3 Months Ended
                                                                                            Mar. 31, 1997  Mar. 31, 1996
------------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                                          $      6,838,863      6,087,590
Interest and dividends on investment securities:
          Taxable                                                                               1,993,196      1,750,565
          Nontaxable                                                                              156,613        198,771
     Interest on time deposits                                                                          0          9,359
     Interest on excess funds sold                                                                 47,209        120,622
       Interest  on mortgage loans held for sale                                                  237,441        348,737
------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                           9,273,322      8,515,644
------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                                       4,034,306      3,892,340
     Interest on short-term borrowings                                                            309,210        241,371
     Interest on long-term debt                                                                   182,863        237,387
------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                          4,526,379      4,371,098
------------------------------------------------------------------------------------------------------------------------
Net interest income before provision
     for possible loan losses                                                                   4,746,943      4,144,546
Provision for possible loan losses                                                                205,084        156,031
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                                    4,541,859      3,988,515
------------------------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                                                   148,378        135,839
     Deposit service charges                                                                       90,444        107,198
     Other service charges                                                                        261,543        264,376
     Data processing fees                                                                           1,173         78,228
     Investment securities gains (losses), net (note 2)                                            (7,165)        37,933
     Mortgage loan origination income                                                           1,073,062      1,442,290
     Other income                                                                                 200,574        312,773
------------------------------------------------------------------------------------------------------------------------
Total other operating income                                                                    1,768,009      2,378,637
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                                             3,717,474      3,879,266
     Net occupancy expense of premises                                                            434,546        361,108
     Furniture and fixtures                                                                       413,009        292,345
     Office supplies                                                                              100,263        116,171
     Outside services                                                                             232,184        254,497
     Advertising expense                                                                          139,670        154,861
     FDIC insurance assessment                                                                     13,983          3,000
     Amortization expense - goodwill                                                              130,900        130,235
     Other expenses                                                                               596,996        600,795
------------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                                  5,779,025      5,792,278
------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                      530,843        574,874
Income tax expense                                                                                133,500        243,034
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                             $        397,343        331,840
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                                  $        346,967        281,465
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Per common share data based on weighted average common
     shares outstanding of 2,073,658 shares in 1997, 2,059,404
     shares in 1996                                                                      $           0.17           0.14
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Net unrealized
                                                                                            gain (loss)
                                                                                                on
                                                        Preferred      Common               investment     Retained
                                                          stock         stock      Surplus  securities     earnings       Total
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                             $2,600,000     690,873    5,001,343     447,057   26,222,493  34,961,766

Issuance of 3,627 shares of common stock                   --           1,209       78,472        --         --          79,681
Change in unrealized gain/(loss) on investment
  securities                                               --            --          --     (1,117,530)      --      (1,117,530)
Net earnings                                               --            --          --           --        397,343     397,343
Cash dividends on preferred stock                          --            --          --           --        (50,375)    (50,375)
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                              $2,600,000     692,082    5,079,815    (670,473)   26,569,461  34,270,885
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------
                                                                              Unaudited
                                                                           3 Months Ended
                                                                    Mar. 31, 1997    Mar. 31, 1996
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Interest received                                              $  9,212,815        8,520,467
     Fees received                                                     1,792,501        2,426,347
     Net increase/(decrease) in mortgage loans held for sale           5,849,928      (29,416,758)
     Interest paid                                                    (4,480,457)      (4,381,267)
     Cash paid to suppliers and employees                             (6,108,682)      (5,928,204)
     Income taxes paid                                                  (587,483)        (260,000)
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              5,678,622      (29,039,415)
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
          Maturities and calls of investment securities                7,795,490       19,689,850
          Sales of investment securities                               5,259,709        8,951,910
     Purchases of investment securities                              (16,387,427)     (13,495,253)
     Net increase in loans                                            (4,370,713)      (7,670,420)
     Premises and equipment expenditures                                (626,480)        (471,470)
--------------------------------------------------------------------------------------------------
Net cash used by investing activities                                 (8,329,421)       7,004,617
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net change in demand deposits,
          NOW accounts, and savings accounts                          (8,040,094)      (6,145,195)
     Net change in certificates of deposit                             7,048,105          864,811
     Dividends paid on preferred stock                                   (50,375)         (50,375)
     Net proceeds from short-term debt                                 2,272,455       16,961,324
     Proceeds from issuance of common stock                               79,681          134,587
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              1,309,772       11,765,152
--------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                               (1,340,721)     (10,269,646)
Cash and cash equivalents at beginning of year                        12,566,722       21,049,903
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                      $ 11,226,001       10,780,257
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by
     operating activities:
          Net earnings                                              $    397,343          331,840
          Adjustments to reconcile net earnings to net
               cash provided by operating activities:
               Depreciation and amortization                             512,860          480,802
               Provision for possible loan losses                        205,084          156,031
               Losses on sale of investment securities                     5,731           37,933
          Increase (decrease) in:
               Income taxes payable                                      (453,983)        (16,966)
               Interest payable                                            45,922         (10,169)
               Unearned income                                           (109,978)         33,474
               Other liabilities                                         (842,516)       (423,064)
          Decrease (increase) in:
               Interest receivable                                          8,865         327,194
               Other assets                                                18,761        (381,886)
          Decrease (increase) in mortgage loans held for sale           5,849,928     (29,416,758)
          Discount accretion recorded as income                           (51,394)       (244,016)
          Premium amortization charged against income                      91,999          86,170
--------------------------------------------------------------------------------------------------
                                                                    $   5,678,622     (29,039,415)
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Castle BancGroup, Inc. (Company) and subsidiaries are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented, have been included. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

     For the 1996 presentation, certain accounts have been reclassified to present consistent account classification with 1997.

(2)  INVESTMENT SECURITIES

     Investments in debt and equity securities are classified as available for sale and reported at fair value, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield.

     A comparison of amortized cost and fair value of investment securities available-for-sale at March 31, 1997 and December 31, 1996 follows:

---------------------------------------------------------------------------------------------------------------
                                                                           Unaudited
                                                                        March 31, 1997
                                                       --------------------------------------------------------
                                                                            Gross         Gross
                                                           Amortized     unrealized     unrealized        Fair
                                                              cost          gains         losses          value
---------------------------------------------------------------------------------------------------------------
U.S. Treasury and agency obligations                   $ 108,018,988        528,894     (1,759,898) 106,787,984
Obligations of state and political subdivisions            9,987,062        240,701        (77,739)  10,150,024
Mortgage-backed securities                                16,359,223        209,137       (248,686)  16,319,674
---------------------------------------------------------------------------------------------------------------
Total debt securities                                    134,365,273        978,732     (2,086,323) 133,257,682
---------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                               1,370,100              0              0    1,370,100
Equity securities                                            333,575              0              0      333,575
---------------------------------------------------------------------------------------------------------------
Total  securities                                        136,068,948        978,732     (2,086,323) 134,961,357
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                     December 31, 1996
                                                ---------------------------------------------------------
                                                                    Gross         Gross
                                                Amortized         unrealized    unrealized       Fair
                                                  cost              gains         losses         value
---------------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
        obligations                          $  101,080,871        897,567      (634,488)    101,343,950
     Obligations of state and political
        subdivisions                             10,627,931        350,110       (72,682)     10,905,359
     Mortgage-backed securities                  19,574,597        290,026      (133,177)     19,731,446
---------------------------------------------------------------------------------------------------------
     Total debt securities                      131,283,399      1,537,703      (840,347)    131,980,755
     Federal Home Loan Bank stock                   966,600            -             -           966,600
     Equity securities                              124,625            -             -           124,625
---------------------------------------------------------------------------------------------------------
     Total securities                        $  132,374,624      1,537,703      (840,347)    133,071,980
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

          The amortized cost and fair value of securities available-for-sale at March 31, 1997 and December 31, 1996 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

---------------------------------------------------------------------------------------------------------
                                                                 Available-for-sale
                                               ------------------------------------------------------
                                                         Unaudited
                                                       March 31, 1997            December 31, 1996
                                               ------------------------       -----------------------
                                                Amortized          Fair        Amortized        Fair
                                                  cost             value         cost           value
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
     Due in one year or less                 $   13,167,150     13,181,117    14,872,387      14,907,813
     Due after one year through five years       48,450,467     48,280,846    54,661,029      54,954,129
     Due after five years through ten years      47,889,394     47,223,180    42,175,386      42,387,367
     Due after ten years                          8,499,038      8,242,795           -               -
---------------------------------------------------------------------------------------------------------
                                                118,006,049    116,927,938   111,708,802     112,249,309
     Mortgage-backed securities                  16,359,224     16,329,744    19,574,597      19,731,446
---------------------------------------------------------------------------------------------------------
     Total debt securities                      134,365,273    133,257,682   131,283,399     131,980,755
     Federal Home Loan Bank stock                 1,370,100      1,370,100       966,600         966,600
     Equity securities                              333,575        333,575       124,625         124,625
---------------------------------------------------------------------------------------------------------
     Total securities                        $  136,068,948    134,961,357   132,374,624     133,071,980
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

          Gross losses of approximately $13,391 and $19,329 occurred from security activity during the three months ended March 31, 1997 and 1996, respectively. Gross gains of $6,226 and $57,262 occurred from security activity during the three month period that ended March 31, 1997 and 1996, respectively. All security gains and losses that occurred during 1997 and 1996 were as a result of transactions involving available-for-sale securities.

NOTES TO CONSOLIDATED STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          Investment securities carried at approximately $77,024,000 and $66,519,000 at March 31, 1997 and December 31, 1996, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

(3)  LOANS

     The composition of the loan portfolio at the dates shown is as follows:

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                                       Unaudited
                                                                      Mar. 31, 1997   Dec. 31, 1996
----------------------------------------------------------------------------------------------------
     Commercial, financial, and agricultural                          $  66,452,405     69,594,462
     Real estate mortgage (primarily residential)                       195,161,953    186,612,809
     Consumer                                                            34,207,481     35,242,151
     Lease financing receivable                                             851,022        891,498
----------------------------------------------------------------------------------------------------
     Total loans, gross                                               $ 296,672,861    292,340,920
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

     At March 31, 1997 and December 31, 1996, the following items existed:

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                                       Unaudited
                                                                      Mar. 31, 1997   Dec. 31, 1996
----------------------------------------------------------------------------------------------------
     Non-accrual loans                                                $   2,063,000      2,348,000
     Loans past due 90 days or more and still accruing                      455,000        201,000
     Restructured loans still accruing and less than 90 days past due       310,000        314,000
----------------------------------------------------------------------------------------------------
     Total non-performing loans                                       $   2,828,000      2,863,000
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

     The following is a summary of activity in the allowance for possible loan losses:

----------------------------------------------------------------------------------------------------
                                                                      Unaudited
                                                                    3 months ended     Year ended
                                                                      Mar. 31, 1997   Dec. 31, 1996
----------------------------------------------------------------------------------------------------
     Balance, beginning of year                                       $   3,775,108      3,308,721
     Provision charged to expense                                           205,084      1,112,836
     Additions to dealer reserves                                            20,547        118,253
     Recoveries on loans previously charged off                             126,681        341,153
----------------------------------------------------------------------------------------------------
                                                                          4,127,420      4,880,963
     Less loans charged off                                                 169,927      1,105,855
----------------------------------------------------------------------------------------------------
     Balance, end of period                                           $   3,957,493      3,775,108
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following is a summary of loan loss experience for the three months ended March 31, 1997, including an allocation of the allowance, by loan category, at period end:

---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
(DOLLAR FIGURES IN THOUSANDS)
                              Commercial         Real
                          and Agricultural      Estate      Consumer        Other      Unalloc.   Total
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1996     $     1,391       1,130        1,054           0          200      3,775
Provision charged to expense            10           0          195           0            0        205
Additions to dealer reserve              0           0           21           0            0         21
Recoveries on loans previously
 charged off                            67           0           59           0            0        126
---------------------------------------------------------------------------------------------------------

Less loans charged off                 (35)          0         (135)          0            0       (170)
Balance, March 31, 1997        $     1,433       1,130        1,194           0          200      3,957
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Ratios:
Loans in category to total loans     22.40%      65.78%       11.53%       0.29%         N/A      100.0%
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                RESULTS OF OPERATIONS


The Company posted year-to-date net earnings of $397,343 at March 31, 1997 an increase of $65,503 or 19.7% more than year-to-date earnings of $331,840 at March 31, 1996. This increase in earnings can be attributed to increased interest and fees on loans. The increase in interest and fees was due to increased volume in the loan portfolio which was up 12% when comparing March 31, 1997, net loans to March 31, 1996. The increase in interest and fees on loans were partially off-set by a decrease in mortgage loan origination income as compared to year-to-date at March 31, 1996. Mortgage demand was negatively impacted by the higher rate environment prevalent during the first quarter of 1997.

Year-to-date earnings per common share was $.17 at March 31, 1997, up $.03 per share from March 31, 1996 earnings per common share of $.14. The increase in earnings per share is due primarily to the increased interest and fees on loans as described above. Net earnings applicable to common stock of $346,967 year-to-date at March 31, 1997 compares to $281,465 at March 31, 1996. This represents a $65,502 increase. Year-to-date preferred stock dividends were $50,375 at March 31, 1997 as compared to $50,310 at March 31, 1996.

To improve operating results, the Company continues its attempt to control holding company expenses as well as improve subsidiary earnings through economies of scale and earnings enhancement opportunities. The Company's strategy for future growth is based on internal growth of its subsidiaries. The introduction of "Check Card," an on-line debit card product, was completed during the first quarter of 1997. Major renovation at the Sandwich State Bank facility was also completed during the first quarter of 1997.
Both of these efforts reinforce the idea that providing quality customer service remains a top priority for the Company.

The following discussion of performance for the three month period ending March 31, 1997 as compared to the corresponding period in 1996 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)


                                   INTEREST INCOME

Net interest income for the first three months of 1997 increased approximately $758,000 to $9,273,322 as compared to $8,515,644 at March 31, 1996. This increase can be attributed to the interest earnings on the Company's portfolio of real estate mortgages, with a portfolio balance at March 31, 1997 of $195,161,953 as compared to the March 31, 1996 balance of $166,520, 417.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), remained consistent for the first three months of 1997 and 1996 at 4.39%. Increases in short term interest rates and local competition continue to put pressure on the subsidiaries' net interest margins.

The ratio of average earning assets to average total assets increased to 93.8% for the first three months of 1997 as compared to 93.6% for the same period in 1996. The mortgage loans held for sale portfolio decreased $5.9 million from $20.3 million at March 31, 1996 to $14.4 million at March 31, 1997. The decrease is due to higher long-term mortgage rates which slowed customer demand. The subsidiaries originate long-term fixed-rate mortgage loans which are sold in the secondary market, servicing released and without recourse. This line of business not only provides needed services for customers, but also generates fee income and reduces the Company's exposure to long-term interest rate risk. The Company no longer participates in hedging activities which produced net losses during 1996. The subsidiaries also continue efforts to improve the net interest margin by increasing the loan portfolio, traditionally higher yielding assets, with quality credits. As mentioned above, the gross loan portfolio has increased $31.4 million, or 11.8%, from March 31, 1996 to March 31, 1997.

Management believes that net interest margins will continue to narrow as competitive pressures in the market place expand. Competition from both financial institutions and non-traditional competitors, as well as general economic trends, will continue to impact future earnings. Earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

                          PROVISION FOR POSSIBLE LOAN LOSSES

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth. Management follows conservative credit standards and closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the requirements of the allowance for loan losses. The allowance for loan losses as a percentage of net outstanding loans increased slightly to 1.35% at March 31, 1997 as compared to 1.31% at December 31, 1996. The allowance level was at 1.30% of net loans at December 31, 1995. The provision for loan losses recorded during the first three months of 1997 was $205,084 as compared to $156,031 during the same period in 1996. Management's desire is to maintain the allowance level at 1.35%. Management intends to continue its conservative loan policies and to maintain the Company's allowance for loan losses at levels deemed to be sufficient based on the evaluation of the above factors.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans, and other real estate owned, represented 0.64% of total assets as of March 31, 1997, which has increased slightly from 0.62% at December 31, 1996. The following table summarizes the components of non-performing assets at March 31, 1997 and at December 31, 1996.

                                                          MARCH 31, 1997  DECEMBER 31, 1996
                                                          --------------  -----------------
     Non-accrual loans                                      $2,063,000        $2,348,000
     Loans past due 90+ days & still accruing                  455,000           201,000
     Restructured loans, performing according
          to terms of restructure agreement                    310,000           314,000
     Other real estate owned                                   182,000            75,000
                                                            ----------        ----------
          TOTAL NON-PERFORMING ASSETS                       $3,010,000        $2,938,000
                                                            ----------        ----------
                                                            ----------        ----------

Other real estate consists of one single family residence located in Yorkville, Illinois. Complete recovery of principal, interest, and disposal costs is anticipated based on the current appraisal value of the property. $182,000 of the decrease in non-accrual loans at March 31, 1997, as compared to December 31, 1996, was due to the property in Yorkville being moved from non-accrual to other real estate owned. The remaining decrease in non-accrual loans was due to repayments and pay downs on non-accrual loans. $338,000 of loans 90+ days past due and still accruing at March 31, 1997 relate to three residential real estate loans at Castle Mortgage, Inc. Foreclosure proceedings have started on all three properties. Based on the collateral value of these three loans, complete recovery of the principal, interest, and collection costs are anticipated and, as a result, in accordance with Company policy, interest income is still being accrued.

Year-to-date charge-offs at March 31, 1997 totaled $43,246 as compared to $104,058 at March 31, 1996. Management continues to closely monitor all past dues and to improve collection efforts.



                                OTHER OPERATING INCOME

Other income, excluding security gains and losses, totaled $1,775,000 for the first three months of 1997 as compared to $2,341,000 for the same period in 1996. Approximately $369,000 of the $566,000 decrease over the prior year period relates to fee income earned by Castle Mortgage, Inc. and the other subsidiaries on the origination of mortgages sold into the secondary market.

Net securities losses of ($7,165) were recognized during the first three months of 1997 as compared to net gains of $37,933 during the first three months of 1996. For both periods, all recognized gains and losses related to the sale or call of securities classified as available for sale.

The subsidiaries continue to work on improving non-interest revenues by collection of fee income and periodic reevaluation of fee schedules to ensure that they are fair to the customer and adequately compensate the Company for costs incurred and risk assumed.

                             OTHER OPERATING EXPENSES

Other operating expenses decreased approximately $13,253 year to date at March 31, 1997 over the corresponding three month period in 1996. Decreases in employee salaries and benefit expense accounted for $162,000 of the decrease. The majority of the salary decrease was due to lower mortgage loan origination production during the quarter which caused lower commissions to be paid to commissioned employees. The decrease in employee salaries and benefit expense was partially offset by an increase in furniture and fixture expenditure.

Subsidiary management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff. During the first quarter of 1997, increased efficiencies in the operations area of the holding company have allowed reductions in personnel without compromising the level of quality service being delivered to the customer.

                                 ACCOUNTING STANDARDS

In October of 1995, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement required implementation of either a change to a fair value based method accounting or a proforma disclosure of the effects of such a change for fiscal years beginning after December 15, 1995. The Company has elected not to implement the new fair value based method in determining compensation expense. Therefore, the implementation of this Statement had no effect on the financial results of the Company. Based on current information, a proforma disclosure of the effect of the change in accounting to a fair value based method would require a proforma increase to compensation expense of approximately $25,000 (after tax effect) for the period ending December 31, 1996.

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

In 1995 the FASB also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires capitalization of servicing rights on mortgage loans when the loans are to be sold and the servicing retained. In addition, SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," Supplements SFAS No. 122 and is effective in 1997. Currently, the Company primarily sells all mortgage loans with servicing released, thus implementation of both of these accounting statements is not expected to be material to the Company's business practices or results of operations.

In February 1997, FASB Statement No. 128, "Earnings Per Share" (Statement
128), was issued. Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnote for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Company does not expect adoption of Statement 128 to have a significant impact on the Company's financial statements.

                                 FINANCIAL CONDITION

Average assets for the first three months of 1997 increased by $23,953,000 or approximately 5.4% as compared to the corresponding period in 1996. This increase is attributed to a $30.4 million increase in the loan portfolio, off-set by a $8 million decrease in the mortgage loans held for sale portfolio. This increase was funded primarily with an increase in total deposits of $19,147,000 or approximately 5.1% over the corresponding period. The subsidiary Banks are all experiencing significant competition for deposits which continues to put pressure on each Bank's overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $2,080,000 of brokered deposits at March 31, 1997, with interest rates ranging from 6.30% to 6.75% and maturities ranging from August 1997 through August 2000. Deposit growth requires the subsidiary Banks to continue to develop and offer high value deposit products that attract new customer relationships, as well as maintaining existing relationships.

                                       CAPITAL

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of March 31, 1997 was 6.49%, a modest increase from 6.39% at December 31, 1996. The ratio exceeds the regulatory minimum, and management believes the Company is maintaining a strong capital position. The Company's March 31, 1997 total risk weighted capital ratio also increased slightly to 10.96% from 10.66% at December 31, 1996. The Tier 1 capital ratio increased from 9.45% at December 31, 1996 to 9.71% at March 31, 1997. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory minimums.

                                      LIQUIDITY

The Company monitors the subsidiaries so that they maintain adequate liquidity and also provides access to secondary sources of liquidity in case of unusual or unanticipated demand for funds. Primary bank sources of liquidity in the normal course of business are repayment of loans, marketable investments, and the bank's federal funds position. The Company is a secondary source of liquidity for its subsidiaries through discretionary access to short-term funding sources in the event of unanticipated demand for funds.

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first three months of 1997 as compared to the same period in 1996. These fluctuations primarily relate to the significant decrease in the portfolio of mortgage loans held for sale, as explained previously, which has allowed the subsidiaries to increase their investment portfolio holdings, as well as decreased federal funds purchased at the subsidiary Banks.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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


ITEM 2 -- CHANGES IN SECURITIES
Not applicable.


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
Not applicable.


ITEM 4 --  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
Not applicable.


ITEM 5 --  OTHER INFORMATION
Not applicable.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
    (a)  EXHIBITS
         3.1  Certificat of Incorporation, as amended
         3.2  Bylaws, as amended
         11   Computation of Per Share Earnings
         27   Financial Data Schedule

    (b)  REPORTS ON FORM 8-K
         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/ John W. Castle
------------------------------------------------
By:  John W. Castle, Chairman of the Board
     Chief Executive Officer and Director
     Castle BancGroup, Inc.

Date: May 14, 1997
-------------------------------------


/s/ Victoria S. Maher
------------------------------------------------
By:  Victoria S. Maher, Chief Accounting Officer
     and Controller
     Castle BancGroup, Inc.

Date: May 14, 1997
-------------------------------------


/s/ Douglas J. Brucki
------------------------------------------------
By:  Douglas J. Brucki, Senior Manager -
     Reporting and Risk Management
     Castle BancGroup, Inc.

Date: May 14, 1997
-------------------------------------

                                 EXHIBIT INDEX


EXHIBIT 3.1    Certificate of Incorporation, as amended

EXHIBIT 3.2    Bylaws, as amended

EXHIBIT 11     Computation of Per Share Earnings

EXHIBIT 27     Financial Data Schedule