Form 10-Q
period 1997-06-30
CASTLE BANCGROUP INC
filed 1997-08-14
CIK 723043

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                          ----------------------------------

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended June 30, 1997

                                          OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                   TRANSITION PERIOD FROM _________ TO ___________

                          ----------------------------------

                             Commission File No. 0-25914

                          ----------------------------------

                             CASTLE BANCGROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                               36-3238190
 (STATE OR OTHER JURISDICTION OF INCORPORATION  (I.R.S. EMPLOYER IDENTIFICATION
                OR ORGANIZATION)                            NUMBER)

             208 West Locust Street                          60115
                DeKalb, Illinois                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


Registrant's telephone number, including area code:   (815) 758-7007

                          ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:      Yes /X/     No / /

The registrant had 2,080,976 shares of Common Stock outstanding as of July 31, 1997.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------
                                                                                            December 31,
                                            ASSETS                         June 30, 1997       1996
                                                                            (Unaudited)
--------------------------------------------------------------------------------------------------------
Cash and due from banks                                                   $    12,182,809     10,616,722
Excess funds sold                                                               1,400,000      1,950,000
Total cash and cash equivalents                                                13,582,809     12,566,722
--------------------------------------------------------------------------------------------------------

Investment securities (note 2)                                                136,041,204    133,071,980

Mortgage loans held for sale, lower of cost or market                          17,459,846     20,342,698

Loans (note 3)                                                                306,799,987    292,340,920
   Less:
       Allowance for possible loan losses (note 3)                              4,107,508      3,775,108
               Unearned income and deferred loan fees                           2,703,134      3,172,278
--------------------------------------------------------------------------------------------------------
Net loans                                                                     299,989,345    285,393,534
Premises and equipment                                                         10,849,861     10,233,862
Goodwill, net of amortization                                                   4,823,266      5,062,350
Other assets                                                                    6,427,964      6,752,528
                                                                         $    489,174,295    473,423,674


             LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
       Noninterest-bearing                                                $    42,563,658     43,232,861
           Interest-bearing                                                   370,782,065    360,876,356
--------------------------------------------------------------------------------------------------------
Total deposits                                                                413,345,723    404,109,217
   Short-term borrowings                                                       26,390,507     19,588,237
   Long-term debt                                                               9,700,000     10,150,000
       Other liabilities                                                        4,128,519      4,614,454
Total liabilities                                                             453,564,749    438,461,908
--------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, no par value; authorized 100,000 shares :
       7.75% cumulative preferred stock; 2,600 shares
       issued and outstanding                                                   2,600,000      2,600,000
   Common stock, $.33 par value; 5,000,000 shares authorized, 2,080,513 and
       2,064,608 shares issued and outstanding  in 1997 and 1996, respectively    693,504        690,873
   Additional paid-in capital                                                   5,105,765      5,001,343
   Net unrealized gain/(loss) on investment securities (note 2)                   219,108        447,057
       Retained earnings                                                       26,991,169     26,222,493
--------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                     35,609,546     34,961,766
Commitments and contingent liabilities                                      $ 489,174,295    473,423,674

--------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS

------------------------------------------------------------------------------------------------------------------
                                                                                           Unaudited
                                                                                        3 Months Ended
                                                                                   June 30, 1997    June 30, 1996
------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                                     $7,172,629        6,430,435
     Interest and dividends on investment securities:
          Taxable                                                                    2,163,248        1,640,102
          Nontaxable                                                                   149,984          193,975
       Interest on time deposits                                                             0                0
       Interest on excess funds sold                                                    26,319            9,915
     Interest  on mortgage loans held for sale                                         219,800          920,968
Total interest income                                                                9,731,980        9,195,395
----------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                            4,276,428        3,916,787
     Interest on short-term borrowings                                                 350,616          385,973
       Interest on long-term debt                                                      190,021          207,204
Total interest expense                                                               4,817,065        4,509,964
----------------------------------------------------------------------------------------------------------------
Net interest income before provision
     for possible loan losses                                                        4,914,915        4,685,431
Provision for possible loan losses                                                     239,440          289,500
Net interest income after provision for possible loan losses                         4,675,475        4,395,931
----------------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                                        156,214          155,493
     Deposit service charges                                                            86,508          102,978
     Other service charges                                                             280,903          302,774
     Data processing fees                                                               (1,283)          72,081
     Investment securities gains (losses), net (note 2)                                134,896           (9,089)
     Mortgage loan origination income, net                                           1,302,618        1,521,956
       Other income                                                                    254,671          290,627
Total other operating income                                                         2,214,527        2,436,820
----------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                                  3,752,757        3,754,597
     Net occupancy expense of premises                                                 433,378          388,904
     Furniture and fixtures                                                            338,583          467,544
     Office supplies                                                                   106,397          108,631
     Outside services                                                                  125,491          235,060
     Advertising expense                                                               123,365          177,697
     FDIC insurance assessment                                                          12,910            2,000
     Amortization expense - goodwill                                                   130,902          101,567
       Other expenses                                                                  823,627          695,301
Total other operating expenses                                                       5,847,410        5,931,301
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                         1,042,592          901,450
Income tax expense                                                                     362,500          317,466
     Net earnings                                                                   $  680,092          583,984
Net earnings applicable to common stock                                             $  629,717          533,609
----------------------------------------------------------------------------------------------------------------
Per common share data based on weighted average common
     shares outstanding of 2,078,646shares in 1997, 2,066,407
     shares in 1996                                                                      $ .30              .26
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------------
                                                                                           Unaudited
                                                                                        3 Months Ended
                                                                                 June 30, 1997  June 30, 1996
----------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                                  $14,011,492    12,518,025
     Interest and dividends on investment securities:
          Taxable                                                                  4,156,444     3,390,669
          Nontaxable                                                                 306,597       392,745
       Interest on time deposits                                                           0         9,359
       Interest on excess funds sold                                                  73,528        91,241
       Interest  on mortgage loans held for sale                                     457,241     1,269,705
Total interest income                                                             19,005,302    17,671,744
----------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                          8,310,734     7,809,128
     Interest on short-term borrowings                                               659,826       627,344
       Interest on long-term debt                                                    372,884       405,295
Total interest expense                                                             9,343,444     8,841,767
----------------------------------------------------------------------------------------------------------------
Net interest income before provision
     for possible loan losses                                                      9,661,858     8,829,977
Provision for possible loan losses                                                   444,524       445,531
Net interest income after provision for possible loan losses                       9,217,334     8,384,446
----------------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                                      304,592       291,332
     Deposit service charges                                                         176,952       210,175
     Other service charges                                                           542,446       567,150
     Data processing fees                                                               (110)      150,309
     Investment securities gains (losses), net (note 2)                              127,731        28,846
     Mortgage loan origination income                                              2,375,680     3,258,136
       Other income                                                                  455,245       309,508
Total other operating income                                                       3,982,536     4,815,456
----------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                                7,470,231     7,633,863
     Net occupancy expense of premises                                               867,924       750,012
     Furniture and fixtures                                                          751,592       759,889
     Office supplies                                                                 206,660       224,803
     Outside services                                                                357,675       489,557
     Advertising expense                                                             263,035       332,558
     FDIC insurance assessment                                                        26,893         5,000
     Amortization expense - goodwill                                                 261,802       231,802
       Other expenses                                                              1,420,623     1,296,094
Total other operating expenses                                                    11,626,435    11,723,578
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                       1,573,435     1,476,324
Income tax expense                                                                   496,000       560,500
Net earnings                                                                     $ 1,077,435       915,824
Net earnings applicable to common stock                                          $   976,685       815,074
----------------------------------------------------------------------------------------------------------------
Per common share data based on weighted average common
     shares outstanding of 2,076,195 shares in 1997, 2,062,905
     shares in 1996                                                              $       .47         .40
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------

                                                                                       Net unrealized
                                                                                        gain (loss)
                                                    Preferred       Common             on investment   Retained
                                                       stock         stock    Surplus   securities     earnings    Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                          $2,600,000      690,873  5,001,343     447,057   26,222,493   34,961,766

Issuance of 7,894 shares of common
   stock                                                 -___         2,631    104,422        -___        -____      107,053
Change in unrealized gain/(loss) on investment
   securities                                            -___          -___       -___    (227,949)       -____     (227,949)
Net earnings                                             -             -___       -___        -___    1,077,435    1,077,435
Cash dividends on preferred stock                        -___          -___       -___        -___     (100,750)    (100,750)
Cash dividends on common stock ($.10 per share)          -             -          -           -        (208,009)    (208,009)
Balance at June 30, 1997                            $2,600,000      693,504  5,105,765     219,108   26,991,169   35,609,546
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

---------------------------------------------------------------------------------------------------------
                                                                                      Unaudited
                                                                                   6 Months Ended
                                                                                   --------------
                                                                            June 30, 1997  June 30, 1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Interest received                                                     $     18,729,794     17,702,150
   Fees received                                                                4,298,438      4,926,820
   Net (increase)/decrease in mortgage loans held for sale                      2,882,852    (37,795,668)
   Interest paid                                                               (9,131,164)    (8,882,739)
   Cash paid to suppliers and employees                                       (11,292,097)   (10,628,274)
       Income taxes paid                                                         (319,695)      (710,000)
Net cash provided by operating activities                                       5,168,128    (35,387,711)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from:
       Maturities and calls of investment securities                           12,894,664     23,765,729
       Sales of investment securities                                          25,636,094     17,667,863
   Purchases of investment securities                                         (42,208,308)   (17,536,973)
   Net increase in loans                                                      (14,603,336)   (15,951,632)
       Premises and equipment expenditures                                     (1,258,225)      (843,130)
       Other real estate owned                                                          0        (74,996)
Net cash used by investing activities                                         (19,539,111)     7,026,861
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in demand deposits,
       NOW accounts, and savings accounts                                      (4,080,981)      (212,942)
   Net change in certificates of deposit                                       13,317,487      7,811,830
   Dividends paid on preferred stock                                             (100,750)      (100,750)
   Dividends paid on common stock                                                (208,009)      (206,717)
   Net proceeds from short-term debt                                            6,802,270     11,183,431
   Proceeds from issuance of common stock                                         107,053        213,847
   Repayment of long-term debt                                                   (450,000)      (425,000)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      15,387,070     18,263,699
---------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                         1,016,087    (10,097,151)
Cash and cash equivalents at beginning of year                                 12,566,722     21,049,903
Cash and cash equivalents at end of the period                              $  13,582,809     10,952,752
Reconciliation of net earnings to net cash provided by
   operating activities:
---------------------------------------------------------------------------------------------------------
       Net earnings                                                      $      1,077,435        915,824
       Adjustments to reconcile net earnings to net
         cash provided by operating activities:
              Depreciation and amortization                                     1,013,704        967,301
              Provision for possible loan losses                                  444,524        445,531
              Gains on sale of investment securities                             (127,731)       (28,846)
       Increase (decrease) in:
              Income taxes payable                                                176,305       (149,500)
              Interest payable                                                    212,280        (40,972)
              Unearned income                                                    (469,143)       318,250
              Other liabilities                                                  (354,522)       495,136
       Decrease (increase) in:
              Interest receivable                                                 137,144         22,970
              Other assets                                                        118,789       (226,922)
       Decrease (increase) in mortgage loans held for sale                      2,882,852    (37,795,668)
       Discount accretion recorded as income                                     (106,110)      (483,754)
                  Premium amortization charged against income                     162,601        172,939
                                                                              $ 5,168,128    (35,387,711)
See accompanying notes to consolidated financial statements.
---------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------



     __(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

_(2) INVESTMENT SECURITIES

     Investments in debt and equity securities are classified as available for sale and reported at fair value, adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield.

     A comparison of amortized cost and fair value of investment securities available-for-sale at June 30, 1997 and December 31, 1996 follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                 Unaudited
                                                                                          June 30, 1997
                                                                                    Gross          Gross
                                                                   Amortized      unrealized     unrealized     Fair
                                                                     cost            gains        losses        value
-------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
       obligations                                         $    105,414,028        559,709       (606,640)   105,367,097
     Obligations of state and political
       subdivisions                                               8,922,545        265,885        (79,550)     9,108,880
     Mortgage-backed securities                                  19,549,577        305,557        (95,182)    19,759,952
     Total debt securities                                      133,886,150      1,131,151       (781,372)   134,235,929
-------------------------------------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                                 1,471,700              0              0      1,471,700
         Equity securities                                          333,575              0              0        333,575
         Total  securities                                      135,691,425      1,131,151       (781,372)   136,041,204
-------------------------------------------------------------------------------------------------------------------------

                                       7

NOTES TO CONSOLIDATED STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                                      December 31, 1996
                                                          ---------------------------------------------------------------
                                                                                    Gross          Gross
                                                                   Amortized      unrealized     unrealized     Fair
                                                                     cost            gains        losses        value
-------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
          obligations                                      $    101,080,871        897,567       (634,488)   101,343,950
     Obligations of state and political
          subdivisions                                           10,627,931        350,110        (72,682)    10,905,359
     Mortgage-backed securities                                  19,574,597        290,026       (133,177)    19,731,446
-------------------------------------------------------------------------------------------------------------------------
         Total debt securities                                  131,283,399      1,537,703       (840,347)   131,980,755
     Federal Home Loan Bank stock                                   966,600           -___           -___        966,600
     Equity securities                                              124,625           -___           -___        124,625
         Total securities                                  $    132,374,624      1,537,703       (840,347)   133,071,980
-------------------------------------------------------------------------------------------------------------------------

     The amortized cost and fair value of securities available-for-sale at June 30, 1997 and December 31, 1996 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------------------------------------------------
                                                                                     Available-for-sale
                                                                 --------------------------------------------------------
                                                                         Unaudited
                                                                       June 30, 1997               December 31, 1996
                                                                 -------------------------    ---------------------------
                                                                  Amortized         Fair       Amortized         Fair
                                                                    cost           value          cost          value
------------------------------------------------------------------------------------------------------------------------
     Due in one year or less                               $      8,925,598      8,951,274     14,872,387     14,907,813
     Due after one year through five years                       39,133,223     39,397,194     54,661,029     54,954,129
     Due after five years through ten years                      44,553,244     44,431,260     42,175,386     42,387,367
     Due after ten years                                         21,724,508     21,696,249           -___            -___
------------------------------------------------------------------------------------------------------------------------
                                                                114,336,573    114,475,977    111,708,802     112,249,309
------------------------------------------------------------------------------------------------------------------------
     Mortgage-backed securities                                  19,549,577     19,759,952     19,574,597      19,731,446
------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                      133,886,150    134,235,929    131,283,399     131,980,755
     Federal Home Loan Bank stock                                 1,471,700      1,471,700        966,600         966,600
     Equity securities                                              333,575        333,575        124,625         124,625
     Total securities                                          $135,691,425    136,041,204    132,374,624     133,071,980
------------------------------------------------------------------------------------------------------------------------


     Gross losses of approximately $70,641 and $60,917 occurred from security activity during the six months ended June 30, 1997 and 1996, respectively. Gross gains of $198,372 and $89,763 occurred from security activity during the six month period that ended June 30, 1997 and 1996, respectively. All security gains and losses that occurred during 1997 and 1996 were as a result of transactions involving available-for-sale securities.

NOTES TO CONSOLIDATED STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

     Investment securities carried at approximately $68,885,750 and $59,000,000 at June 30, 1997 and December 31, 1996, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

_(3) LOANS

     The composition of the loan portfolio at the dates shown is as follows:

                                                              Unaudited
                                                             June 30, 1997   Dec. 31, 1996
--------------------------------------------------------------------------------------------
     Commercial, financial, and agricultural               $     67,669,354    69,594,462
     Real estate                                                205,910,243   186,612,809
     Consumer                                                    32,395,147    35,242,151
     Lease financing receivable                                     825,243       891,498
--------------------------------------------------------------------------------------------
     Total loans, gross                                    $    306,799,987   292,340,920
--------------------------------------------------------------------------------------------

     At June 30, 1997 and December 31, 1996, the following items existed:

                                                                          Unaudited
                                                                        June 30, 1997   Dec. 31, 1996
-----------------------------------------------------------------------------------------------------
     Non-accrual loans                                                  $   2,294,000      2,348,000
     Loans past due 90 days or more and still accruing                        360,000        201,000
     Restructured loans still accruing and less than 90 days past due         307,000        314,000
-----------------------------------------------------------------------------------------------------
     Total non-performing loans                                         $   2,961,000      2,863,000
-----------------------------------------------------------------------------------------------------

The following is a summary of activity in the allowance for possible loan losses:


                                                              Unaudited
                                                            6 months ended     Year ended
                                                             June 30, 1997    Dec. 31, 1996
-------------------------------------------------------------------------------------------
     Balance, beginning of year                            $      3,775,108      3,308,721
     Provision charged to expense                                   444,524      1,112,836
     Additions to dealer reserves                                    29,378        118,253
-------------------------------------------------------------------------------------------
     Recoveries on loans previously charged off                     168,866        341,153
                                                                      4,417,876  4,880,963
-------------------------------------------------------------------------------------------
     Less loans charged off                                         310,368      1,105,855
-------------------------------------------------------------------------------------------
     Balance, end of period                                $      4,107,508      3,775,108
-------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

     The following is a summary of loan loss experience for the three months ended June 30, 1997, including an allocation of the allowance, by loan category, at period end:

(DOLLAR FIGURES IN THOUSANDS)


                                              Commercial        Real
                                           and Agricultural   Estate        Consumer        Other       Unalloc.        Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                      $1,391         1,130          1,054           0            200          3,775
Provision charged to expense                        44           100            301           0              0            445
Additions to dealer reserve                          0             0             29           0              0             29
Recoveries on loans previously charged off          75             0             94           0              0            169
-----------------------------------------------------------------------------------------------------------------------------
Less loans charged off                             (42)            0           (268)          0              0           (310)
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                          $1,468         1,230          1,210           0            200          4,108
-----------------------------------------------------------------------------------------------------------------------------
Ratios:
Loans in category to total loans                22.06%         67.12%         10.56%        .26%            N/A         100.0%
-----------------------------------------------------------------------------------------------------------------------------

The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                RESULTS OF OPERATIONS
                                ---------------------

The Company posted year-to-date net earnings of $1,077,435 at June 30, 1997, an increase of $161,611, or 17.6%, from year-to-date earnings of $915,824 at June 30, 1996. This increase in earnings is attributable to increased interest and fees on loans. The increase in interest and fees was due to increased volume in the loan portfolio which was up 12% when comparing June 30, 1997, gross loans to June 30, 1996. The increase in interest and fees on loans were partially off-set by a decrease in mortgage loan origination income as compared to year-to-date at June 30, 1996. Mortgage demand was negatively impacted by the higher rate environment prevalent during the first two quarters of 1997.

Year-to-date earnings per common share was $.47 at June 30, 1997, up $.07 per share from June 30, 1996 earnings per common share of $.40. The increase in earnings per share is due primarily to the increased interest and fees on loans as described above. Net earnings applicable to common stock of $976,685 year-to-date at June 30, 1997 compares to $815,074 at June 30, 1996.
 This represents a $161,611 increase. Year-to-date preferred stock dividends were $100,750 at June 30, 1997 as compared to $100,750 at June 30, 1996.

The following discussion of performance for the six month period ending June 30, 1997 as compared to the corresponding period in 1996 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)


                                   INTEREST INCOME
                                   ---------------

Net interest income before provision for possible loan losses for the first six months of 1997 increased $831,881 to $9,661,858 as compared to $8,829,977 at June 30, 1996. This increase can be attributed to the interest earnings on the Company's portfolio of real estate mortgages, with a portfolio balance at June 30, 1997 of $205,910,243 as compared to the June 30, 1996 balance of $169,162,313.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), remained consistent for the first six months of 1997 and 1996 at 4.41%. Local competition continue to put pressure on the subsidiaries' net interest margins.

The ratio of average earning assets to average total assets decreased slightly to 93.2% for the first six months of 1997 as compared to 93.9% for the same period in 1996. The mortgage loans held for sale portfolio decreased $33.8 million from $51.3 million at June 30, 1996 to $17.5 million at June 30, 1997. The decrease is due to higher long-term mortgage rates which slowed customer demand. The subsidiaries originate long-term fixed-rate mortgage loans which are sold in the secondary market, servicing released and without recourse. This line of business not only provides needed services for customers, but also generates fee income and reduces the Company's exposure to long-term interest rate risk. The subsidiaries also continue efforts to improve the net interest margin by increasing the loan portfolio, traditionally higher yielding assets, with quality credits. As mentioned above, the gross loan portfolio has increased $33.5 million, or 12.2%, from June 30, 1996 to June 30, 1997.

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

                          PROVISION FOR POSSIBLE LOAN LOSSES
                          ----------------------------------

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth. Management follows conservative credit standards and closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the requirements of the allowance for loan losses. The allowance for loan losses as a percentage of net outstanding loans increased slightly to 1.35% at June 30, 1997 as compared to 1.31% at December 31, 1996. The allowance level was at 1.30% of net loans at December 31, 1995. The provision for loan losses recorded during the first six months of 1997 was $444,524 as compared to $445,531 during the same period in 1996. Management's desire is to maintain the allowance level at 1.35%. Management intends to continue its conservative loan policies and to maintain the Company's allowance for loan losses at levels deemed to be sufficient based on the evaluation of the above factors.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans, and other real estate owned, represented 0.61% of total assets as of June 30, 1997, which has decreased slightly from 0.62% at December 31, 1996. The following table summarizes the components of non-performing assets at June 30, 1997 and at December 31, 1996.


                                               JUNE 30, 1997      DECEMBER 31, 1996
                                               -------------      -----------------
     Non-accrual loans                           $2,294,000           $2,348,000
     Loans past due 90+ days & still accruing       360,000              201,000
     Restructured loans, performing according
          to terms of restructure agreement         307,000              314,000
     Other real estate owned                              0               75,000
                                                 ----------           ----------
          TOTAL NON-PERFORMING ASSETS            $2,961,000           $2,938,000
                                                 ----------           ----------

The decrease in non-accrual loans was due to repayments and pay downs on non-accrual loans. $344,000 of loans 90+ days past due and still accruing at June 30, 1997 relate to three residential real estate loans at CasBanc Mortgage, Inc. (formerly known as Castle Mortgage, Inc.). Foreclosure proceedings have started on all three properties. Based on the collateral value of these three loans, complete recovery of the principal, interest, and collection costs are anticipated and, as a result, in accordance with Company policy, interest income is still being accrued.

Year-to-date net charge-offs at June 30, 1997 totaled $141,502 as compared to $323,608 at June 30, 1996. Management continues to closely monitor all past dues and to improve collection efforts.

                                OTHER OPERATING INCOME
                                ----------------------

Other income, excluding security gains and losses, totaled $3,854,805 for the first six months of 1997 as compared to $4,786,610 for the same period in 1996. Approximately $882,456 of the $931,805 decrease over the prior year period relates to fee income earned by CasBanc Mortgage, Inc. and the other subsidiaries on the origination of mortgages sold into the secondary market.

Net securities gains of $127,731 were recognized during the first six months of 1997 as compared to net gains of $28,846 during the first six months of 1996. For both periods, all recognized gains and losses related to the sale or call of securities classified as available for sale.

                               OTHER OPERATING EXPENSES
                               ------------------------

Other operating expenses decreased approximately $97,143 year to date at June 30, 1997 over the corresponding six month period in 1996. Decreases in employee salaries and benefit expense accounted for $164,000 of the decrease.
 The majority of the salary decrease was due to lower mortgage loan origination production during the first two quarters which caused lower commissions to be paid to commissioned employees. The decrease in employee salaries and benefit expense was partially offset by an increase in furniture and fixture expenditures.

Subsidiary management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff. During the first half of 1997, increased efficiencies in the operations area of the holding company have allowed reductions in personnel without compromising the level of quality service being delivered to the customer.

                                 ACCOUNTING STANDARDS
                                 --------------------

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

The FASB also issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." This statement provides guidance for recognition and measurement of impairment of long-lived assets, certain intangible assets and goodwill related both to assets to be held and used, and assets of which are to be disposed. Statement No. 121 is effective for fiscal years beginning after December 15, 1995. Based on the most recent periodic analysis, implementation of this statement had no impact on the financial results of the Company.

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

                                 FINANCIAL CONDITION
                                 -------------------

Average assets for the first six months of 1997 increased by $15,553,000 or approximately 3.4% as compared to the corresponding period in 1996. This increase is attributed to a $30.1 million increase in the loan portfolio, which was partially off-set by a decrease in the mortgage loans held for sale portfolio. This increase was funded primarily with an increase in total deposits of $19,320,000 or approximately 5.01% over the corresponding period. The subsidiary Banks are all experiencing significant competition for deposits which continues to put pressure on each Bank's overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $2,080,000 of brokered deposits at June 30, 1997, with interest rates ranging from 6.30% to 6.75% and maturities ranging from August 1997 through August 2000. Deposit growth requires the subsidiary Banks to continue to develop and offer high value deposit products that attract new customer relationships, as well as maintaining existing relationships.

                                       CAPITAL
                                       -------

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of June 30, 1997 was 6.44%, a modest increase from 6.39% at December 31, 1996. The ratio exceeds the regulatory minimum, and management believes the Company is maintaining a strong capital position. The Company's June 30, 1997 total risk weighted capital ratio also increased slightly to 11.00% from 10.66% at December 31, 1996. The Tier 1 capital ratio increased from 9.45% at December 31, 1996 to 9.75% at June 30, 1997. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory minimums.

                                      LIQUIDITY
                                      ---------

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first six months of 1997 as compared to the same period in 1996. These fluctuations primarily relate to the significant decrease in the portfolio of mortgage loans held for sale, as explained previously, which has allowed the subsidiaries to increase their investment portfolio holdings, as well as decreased federal funds purchased at the subsidiary Banks.

                                  INTEREST RATE RISK
                                  ------------------

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

                                       PART II

ITEM 1 -- LEGAL PROCEEDINGS
Neither the Company nor any subsidiary is a party to any material legal proceedings, other than routine litigation incidental to its business.


ITEM 2 -- CHANGES IN SECURITIES
Not applicable.


ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS The annual meeting of the registrant was held April 23, 1997 at which time three matters were submitted to a vote of security holders:

MATTER 1: The Board of Directors was elected. There was no solicitation in opposition of management's nominees, which included Robert T. Boey, John W. Castle, Peter H. Henning, Donald E. Kieso, James N. McInnes, John B. Hiatt, Bruce P. Bickner and William R. Monat, all of whom received 1,334,330 votes out of a possible 2,117,686 shares outstanding on the record date.

MATTER 2: The proposal to amend the Certificate of Incorporation of the Corporation to classify the Board of Directors received 1,251,113 votes for, 18,812 votes against, and 14,650 abstaining votes out of a possible 2,117,686 shares outstanding on the record date. The amendment passed.

MATTER 3: The proposal to amend the Certificate of Incorporation of the Corporation to adopt a supermajority voting requirement to alter, amend or repeal the classified board provisions set forth in Proposal No. 2 received 1,250,664 votes for, 19,262 votes against, and 14,649 abstaining votes out of a possible 2,117,686 shares outstanding on the record date. The amendment passed.

ITEM 5 --  OTHER INFORMATION
Not applicable.

ITEM 6 --     EXHIBITS AND REPORTS ON FORM 8-K
    (a)  EXHIBITS
         11   Computation of Per Share Earnings

         27   Financial Data Schedule

    (b)  REPORTS ON FORM 8-K
         None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    /s/ John W. Castle
-----------------------------------------------------
By: John W. Castle, Chairman of the Board
    Chief Executive Officer and Director
    Castle BancGroup, Inc.

Date: August 12, 1997
      ----------------------------------




    /s/ Victoria S. Maher
-----------------------------------------------------
By: Victoria S. Maher, Chief Accounting Officer
    and Controller
    Castle BancGroup, Inc.

Date: August 12, 1997
      ----------------------------------

                                    EXHIBIT INDEX


EXHIBIT 11    Computation of Per Share Earnings

EXHIBIT 27    Financial Data Schedule