Form 10-Q
period 1997-09-30
CASTLE BANCGROUP INC
filed 1997-11-14
CIK 723043

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                           --------------------------------

                                      FORM 10-Q

                /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                          OR

                / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                   TRANSITION PERIOD FROM _________ TO ___________

                           -------------------------------
                             Commission File No. 0-25914
                           -------------------------------

                                CASTLE BANCGROUP, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                                    36-3238190
    (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                          NUMBER)

         121 West Lincoln Highway                           60115-3609
            DeKalb, Illinois                                (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



         Registrant's telephone number, including area code:   (815) 758-7007

                           -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:      Yes /X/     No / /

The registrant had 2,081,924 shares of Common Stock outstanding as of October 31, 1997.

                                     PART I


ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                                    ASSETS                                   Sept. 30, 1997       December 31,
                                                                               (Unaudited)          1996
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                      $   8,417,946          10,616,722
Excess funds sold                                                                        0           1,950,000
--------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                  8,417,946          12,566,722
--------------------------------------------------------------------------------------------------------------

Investment securities (note 2)                                                 125,823,142         133,071,980
Mortgage loans held for sale, lower of cost or market                           34,668,750          20,342,698
Loans (note 3)                                                                 309,354,496         292,340,920
     Less:
         Allowance for possible loan losses (note 3)                             4,418,043           3,775,108
         Unearned income and deferred loan fees                                  2,497,847           3,172,278
--------------------------------------------------------------------------------------------------------------
Net loans                                                                      302,438,606         285,393,534

Premises and equipment                                                          11,015,375          10,233,862
Goodwill, net of amortization                                                    4,645,379           5,062,350
Other assets                                                                     7,153,082           6,752,528
--------------------------------------------------------------------------------------------------------------
                                                                             $ 494,162,280         473,423,674
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits:
         Noninterest-bearing                                                 $  39,988,023          43,232,861
         Interest-bearing                                                      373,887,767         360,876,356
--------------------------------------------------------------------------------------------------------------
Total deposits                                                                 413,875,790         404,109,217

     Short-term borrowings                                                      28,796,375          19,588,237
     Long-term debt                                                              9,700,000          10,150,000
     Other liabilities                                                           4,940,329           4,614,454
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                              457,312,494         438,461,908
--------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Preferred stock, no par value; authorized 100,000 shares :
         7.75% cumulative preferred stock; 2,600 shares
         issued and outstanding                                                  2,600,000           2,600,000
     Common stock, $.33 par value; 5,000,000 shares authorized,
     2,081,918 and 2,070,661 shares issued and outstanding in 1997
     and 1996, respectively                                                        693,895             690,873
     Additional paid-in capital                                                  5,131,137           5,001,343
     Net unrealized gain on investment securities net of tax (note 2)              543,486             447,057
     Retained earnings                                                          27,881,268          26,222,493
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                      36,849,786          34,961,766
Commitments and contingent liabilities
--------------------------------------------------------------------------------------------------------------
                                                                             $ 494,162,280         473,423,674
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF EARNINGS
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                                                           Unaudited
                                                                                        3 Months Ended
                                                                             Sept. 30, 1997     Sept. 30, 1996
--------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                              $   7,305,443           6,737,541
             Interest and dividends on investment securities:
         Taxable                                                                 2,127,319           1,579,315
         Nontaxable                                                                137,764             178,473
     Interest on excess funds sold                                                 (42,748)            168,023
     Interest on mortgage loans held for sale                                      457,233             596,043
--------------------------------------------------------------------------------------------------------------
Total interest income                                                            9,985,011           9,259,395
--------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                        4,389,086           4,142,877
     Interest on short-term borrowings                                             452,801             180,395
     Interest on long-term debt                                                    158,138             195,160
--------------------------------------------------------------------------------------------------------------
Total interest expense                                                           5,000,025           4,518,432
--------------------------------------------------------------------------------------------------------------
Net interest income before provision
     for possible loan losses                                                    4,984,986           4,740,963
Provision for possible loan losses                                                 290,798             157,500
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                     4,694,188           4,583,463
--------------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                                    165,453             156,635
     Deposit service charges                                                        97,536              94,774
     Other service charges                                                         304,363             299,191
     Investment securities gains, net (note 2)                                      81,499               2,857
     Mortgage loan origination income, net                                       1,979,951           1,262,246
     Other income                                                                  136,836             339,994
--------------------------------------------------------------------------------------------------------------
Total other operating income                                                     2,765,638           2,155,697
--------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                              4,013,143           3,356,715
     Net occupancy expense of premises                                             407,357             396,980
     Furniture and fixtures                                                        435,288             348,914
     Office supplies                                                               102,404             117,712
     Outside services                                                              239,189             280,627
     Advertising expense                                                           123,764             175,369
     FDIC insurance assessment                                                      12,683               2,000
     Amortization expense - goodwill                                               127,723             158,903
     Other expenses                                                                556,801             611,915
--------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                   6,018,352           5,449,135
--------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                     1,441,474           1,290,025
Income tax expense                                                                 501,000             446,500
--------------------------------------------------------------------------------------------------------------
Net earnings                                                                 $     940,474             843,525
--------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                      $     890,099             793,149
--------------------------------------------------------------------------------------------------------------
Per common share data based on weighted average common
     shares outstanding of  2,080,945 shares in 1997; 2,068,641
     shares in 1996                                                          $         .43                 .38
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF EARNINGS
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                                                         Unaudited
                                                                                      9 Months Ended
                                                                             Sept. 30, 1997     Sept. 30, 1996
--------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                              $  21,316,935          19,255,566
     Interest and dividends on investment securities:
         Taxable                                                                 6,283,763           4,969,984
         Nontaxable                                                                444,361             571,218
     Interest on time deposits                                                           0               9,359
     Interest on excess funds sold                                                  30,780             259,264
     Interest on mortgage loans held for sale                                      914,474           1,865,748
--------------------------------------------------------------------------------------------------------------
Total interest income                                                           28,990,313          26,931,139
--------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                       12,699,820          11,952,003
     Interest on short-term borrowings                                           1,112,627             746,230
     Interest on long-term debt                                                    531,022             600,456
--------------------------------------------------------------------------------------------------------------
Total interest expense                                                          14,343,469          13,298,689
--------------------------------------------------------------------------------------------------------------
Net interest income before provision
     for possible loan losses                                                   14,646,844          13,632,450
Provision for possible loan losses                                                 735,322             603,031
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                    13,911,522          13,029,419
--------------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                                    470,045             447,967
     Deposit service charges                                                       274,488             304,949
     Other service charges                                                         846,809             866,341
     Investment securities gains, net (note 2)                                     209,230              31,709
     Mortgage loan origination income, net                                       4,355,631           4,520,382
     Other income                                                                  591,971             738,297
--------------------------------------------------------------------------------------------------------------
Total other operating income                                                     6,748,174           6,909,645
--------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                             11,483,374          10,990,578
     Net occupancy expense of premises                                           1,275,281           1,146,992
     Furniture and fixtures                                                      1,186,880           1,108,803
     Office supplies                                                               309,064             342,515
     Outside services                                                              596,864             771,184
     Advertising expense                                                           386,799             507,927
     FDIC insurance assessment                                                      39,576               7,000
     Amortization expense - goodwill                                               389,525             390,705
     Other expenses                                                              1,977,424           1,907,010
--------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                  17,644,787          17,172,714
--------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                     3,014,909           2,766,350
Income tax expense                                                                 997,000           1,007,000
--------------------------------------------------------------------------------------------------------------
Net earnings                                                                 $   2,017,909           1,759,350
--------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                      $   1,866,784           1,608,224
--------------------------------------------------------------------------------------------------------------
Per common share data based on weighted average common
     shares outstanding of 2,077,795 shares in 1997; 2,064,420
     shares in 1996                                                          $         .90                 .78
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Net unrealized
                                                                                            gain on
                                             Preferred         Common                      investment     Retained
                                                stock           stock         Surplus      securities     earnings        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                   $2,600,000        690,873      5,001,343        447,057     26,222,493     34,961,766

Issuance of 9,157 shares of common
     stock                                          ---          3,022        129,794            ---            ---        132,816
Change in unrealized gain on investment
     securities                                     ---            ---         ---            96,429            ---         96,429
Net earnings                                        ---            ---         ---               ---      2,017,909      2,017,909
Cash dividends on preferred stock                   ---            ---         ---               ---       (151,125)      (151,125)
Cash dividends on common stock ($.10 per share)     ---            ---         ---               ---       (208,009)      (208,009)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                $2,600,000        693,895      5,131,137        543,486     27,881,268     36,849,786
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
                                                                                          Unaudited
                                                                                       9 Months Ended
                                                                                       --------------
                                                                             Sept. 30, 1997     Sept. 30, 1996
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Interest received                                                       $  27,677,245          26,601,388
     Fees received                                                               6,682,307           6,962,320
     Net (increase)/decrease in mortgage loans held for sale                   (14,326,052)         (5,058,514)
     Interest paid                                                             (13,907,303)        (13,232,389)
     Cash paid to suppliers and employees                                      (15,915,854)        (16,138,714)
     Income taxes paid                                                          (1,268,763)           (875,000)
--------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                          (11,058,420)         (1,740,909)
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
         Maturities and calls of investment securities                          23,076,587          30,806,072
         Sales of investment securities                                         43,690,718          19,167,869
     Purchases of investment securities                                        (59,191,146)        (36,644,474)
     Net increase in loans                                                     (17,154,062)        (24,472,918)
     Premises and equipment expenditures                                        (1,810,845)         (1,136,560)
     Other real estate owned                                                             0             (74,996)
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (11,388,748)        (12,355,007)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net change in demand deposits,
         NOW accounts, and savings accounts                                     (5,429,770)          3,987,981
     Net change in certificates of deposit                                      15,196,342          13,352,213
     Dividends paid on preferred stock                                            (151,125)           (151,126)
     Dividends paid on common stock                                               (208,009)           (206,717)
     Net proceeds from short-term debt                                           9,208,138           2,714,799
     Proceeds from issuance of common stock                                        132,816             268,026
     Repayment of long-term debt                                                  (450,000)           (425,000)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       18,298,392          19,540,176
--------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                         (4,148,776)          5,444,260
Cash and cash equivalents at beginning of year                                  12,566,722          21,049,903
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                               $   8,417,946          26,494,163
--------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by
     operating activities:
         Net earnings                                                        $   2,017,909           1,759,350
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
                 Depreciation and amortization                                   1,567,462           1,459,150
                 Provision for possible loan losses                                735,322             603,031
                 Gains on sale of investment securities                           (209,230)            (31,709)
         Increase (decrease) in:
                 Income taxes payable                                             (271,763)            132,000
                 Interest payable                                                  436,166              66,300
                 Unearned income                                                  (674,430)            227,031
                 Other liabilities                                                 161,471              94,778
         Decrease (increase) in:
                 Interest receivable                                              (635,661)           (157,636)
                 Other assets                                                      143,363            (435,551)
         Decrease (increase) in mortgage loans held for sale                   (14,326,052)         (5,058,514)
         Discount accretion recorded as income                                    (229,641)           (661,210)
         Premium amortization charged against income                               226,664             262,071
--------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                        $ (11,058,420)         (1,740,909)
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     A comparison of amortized cost and fair value of investment securities available-for-sale at September 30, 1997 and December 31, 1996 follows:

----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Unaudited
                                                                                       September 30, 1997
                                                          ------------------------------------------------------------------------
                                                                                    Gross              Gross
                                                            Amortized             unrealized         unrealized            Fair
                                                               cost                 gains              losses             value
----------------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
         obligations                                     $ 100,777,102             857,593            (324,481)        101,310,214
     Obligations of state and political
         subdivisions                                    $   9,510,880             232,933             (75,035)          9,668,778
     Mortgage-backed securities                          $  12,882,268             195,722             (39,115)         13,038,875
----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                 123,170,250           1,286,248            (438,631)        124,017,867
----------------------------------------------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                            1,471,700                   0                   0           1,471,700
     Equity securities                                         333,575                   0                   0             333,575
----------------------------------------------------------------------------------------------------------------------------------
     Total securities                                      124,975,525           1,286,248            (438,631)        125,823,142
----------------------------------------------------------------------------------------------------------------------------------


NOTES TO CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  December 31, 1996
                                                      --------------------------------------------------------------------------
                                                                               Gross               Gross
                                                       Amortized            unrealized          unrealized           Fair
                                                         cost                  gains              losses             value
--------------------------------------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
         obligations                               $  101,080,871             897,567            (634,488)        101,343,950
     Obligations of state and political
         subdivisions                                  10,627,931             350,110             (72,682)         10,905,359
     Mortgage-backed securities                        19,574,597             290,026            (133,177)         19,731,446
--------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                            131,283,399           1,537,703            (840,347)        131,980,755
     Federal Home Loan Bank stock                         966,600                -                   -                966,600

     Equity securities                                    124,625                -                   -                124,625
--------------------------------------------------------------------------------------------------------------------------------
     Total securities                              $  132,374,624           1,537,703            (840,347)        133,071,980
--------------------------------------------------------------------------------------------------------------------------------

     The amortized cost and fair value of securities available-for-sale at September 30, 1997 and December 31, 1996 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                  Available-for-sale
                                                      --------------------------------------------------------------------------
                                                                 Unaudited
                                                             September 30, 1997                       December 31, 1996
                                                      --------------------------------          ----------------------------
                                                       Amortized               Fair              Amortized           Fair
                                                         cost                  value               cost              value
--------------------------------------------------------------------------------------------------------------------------------
     Due in one year or less                       $    8,876,756           8,895,654          14,872,387          14,907,813
     Due after one year through five years             37,089,529          37,415,354          54,661,029          54,954,129
     Due after five years through ten years            46,120,300          46,389,486          42,175,386          42,387,367
     Due after ten years                               18,201,397          18,278,498                 -                   -
--------------------------------------------------------------------------------------------------------------------------------
                                                      110,287,982         110,978,992         111,708,802         112,249,309
     Mortgage-backed securities                        12,882,268          13,038,875          19,574,597          19,731,446
--------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                            123,170,250         124,017,867         131,283,399         131,980,755
     Federal Home Loan Bank stock                       1,471,700           1,471,700             966,600             966,600
     Equity securities                                    333,575             333,575             124,625             124,625
--------------------------------------------------------------------------------------------------------------------------------
     Total securities                              $  124,975,525         125,823,142         132,374,624         133,071,980
--------------------------------------------------------------------------------------------------------------------------------

     Gross losses of approximately $162,657 and $120,920 occurred from security activity during the nine months ended September 30, 1997 and 1996, respectively. Gross gains of $371,887 and $152,969 occurred from security activity during the nine month period that ended September 30, 1997 and 1996, respectively. All security gains and losses that occurred during 1997 and 1996 were as a result of transactions involving available-for-sale securities.

NOTES TO CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Investment securities carried at approximately $64,045,000 and $59,000,000 at September 30, 1997 and December 31, 1996, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

(3)  LOANS

     The composition of the loan portfolio at the dates shown is as follows:

-----------------------------------------------------------------------------------------------------------
                                                                               Unaudited
                                                                            Sept. 30, 1997   Dec. 31, 1996
-----------------------------------------------------------------------------------------------------------
     Commercial, financial, and agricultural                                $   68,175,387     69,594,462
     Real estate                                                               209,154,182    186,612,809
     Consumer                                                                   31,457,946     35,242,151
     Lease financing receivable                                                    566,981        891,498
-----------------------------------------------------------------------------------------------------------
     Total loans, gross                                                     $  309,354,496    292,340,920
-----------------------------------------------------------------------------------------------------------

     At September 30, 1997 and December 31, 1996, the following items existed:


-----------------------------------------------------------------------------------------------------------
                                                                               Unaudited
                                                                            Sept. 30, 1997   Dec. 31, 1996
-----------------------------------------------------------------------------------------------------------
     Non-accrual loans                                                      $    2,592,000      2,348,000
     Loans past due 90 days or more and still accruing                             270,000        201,000
     Restructured loans still accruing and less than 90 days past due              302,000        314,000
-----------------------------------------------------------------------------------------------------------
     Total non-performing loans                                             $    3,164,000      2,863,000
-----------------------------------------------------------------------------------------------------------

     The following is a summary of activity in the allowance for possible loan losses:

----------------------------------------------------------------------------------------------------------
                                                                               Unaudited
                                                                            9 months ended    Year ended
                                                                            Sept. 30, 1997   Dec. 31, 1996
----------------------------------------------------------------------------------------------------------
     Balance, beginning of year                                       $          3,775,108      3,308,721
     Provision charged to expense                                                  735,322      1,112,836
     Additions to dealer reserves                                                   34,485        118,253
     Recoveries on loans previously charged off                                    407,199        341,153
----------------------------------------------------------------------------------------------------------
                                                                                 4,952,114      4,880,963
     Less loans charged off                                                        534,071      1,105,855
----------------------------------------------------------------------------------------------------------
     Balance, end of period                                           $          4,418,043      3,775,108
----------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following is a summary of loan loss experience for the nine months ended September 30, 1997, including an allocation of the allowance, by loan category, at period end:

------------------------------------------------------------------------------------------------------------------------------------
(DOLLAR FIGURES IN THOUSANDS)
                                            Commercial           Real
                                      and Agricultural         Estate         Consumer           Other       Unalloc.        Total
------------------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 1996        $          1,391          1,130          1,054              0            200          3,775
     Provision charged to expense                    50            135            550              0              0            735
     Additions to dealer reserve                      0              0             35              0              0             35
     Recoveries on loans previously
        charged off                                 277              0            130              0              0            407
------------------------------------------------------------------------------------------------------------------------------------

     Less loans charged off                         (62)             0           (472)             0              0           (534)
------------------------------------------------------------------------------------------------------------------------------------

     Balance, September 30, 1997       $          1,656          1,265          1,297              0            200          4,418
------------------------------------------------------------------------------------------------------------------------------------

     Ratios:
     Loans in category to total loans            22.04%         67.61%          10.17%           .18%           N/A         100.0%
------------------------------------------------------------------------------------------------------------------------------------


     The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

The Company posted year-to-date net earnings of $2,017,909 at September 30, 1997, an increase of $258,559, or 14.70%, from year-to-date earnings of $1,759,350 at September 30, 1996. This increase in earnings is primarily attributable to increased interest and fees on loans. The increase in interest and fees was due to increased volume in the loan portfolio which was up 9.8% when comparing September 30, 1997, gross loans to September 30, 1996. The increase in interest and fees on loans were partially off-set by a decrease in mortgage loans held for sale interest income as compared to year-to-date at September 30, 1996.

Year-to-date earnings per common share were $.90 at September 30, 1997, up $.12 per share from September 30, 1996 earnings per common share of $.78.
The increase in earnings per share is due primarily to the increased interest and fees on loans as described above. Net earnings applicable to common stock of $1,866,784 year-to-date at September 30, 1997 compares to $1,508,224 at September 30, 1996. This represents a $258,560 increase. Year-to-date preferred stock dividends were $151,125 at September 30, 1997 as compared to $151,126 at September 30, 1996.

The following discussion of performance for the nine month period ending September 30, 1997 as compared to the corresponding period in 1996 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)


                                   INTEREST INCOME

Net interest income before provision for possible loan losses for the first nine months of 1997 increased $1,014,394 to $14,646,844 as compared to $13,632,450 at
September 30, 1996. This increase can be attributed to the interest earnings on the Company's portfolio of real estate mortgages, with a portfolio balance at September 30, 1997 of $209,154,182 as compared to the September 30, 1996 balance of $175,480,089.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), increased slightly for the first nine months of 1997 at 4.38% as compared to 4.34% in 1996. Local competition continue to put pressure on the subsidiaries' net interest margins.

The ratio of average earning assets to average total assets decreased slightly to 93.11% for the first nine months of 1997 as compared to 93.7% for the same period in 1996. The mortgage loans held for sale portfolio increased $16.2 million from $18.5 million at September 30, 1996 to $34.7 million at September 30, 1997. The subsidiaries originate long-term fixed-rate mortgage loans which are sold in the secondary market, servicing released and without recourse. This line of business not only provides needed services for customers, but also generates fee income and reduces the Company's exposure to long-term interest rate risk. The subsidiaries also continue efforts to improve the net interest margin by increasing the loan portfolio, traditionally higher yielding assets, with quality credits. As mentioned above, the gross loan portfolio has increased $27.5 million, or 9.8%, from September 30, 1996 to September 30, 1997. Total cash and cash equivalents have decreased $4.1 million from September 30, 1997 to September 30, 1996.

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


                          PROVISION FOR POSSIBLE LOAN LOSSES

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth. Management follows conservative credit standards and closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses.
The allowance for loan losses as a percentage of net outstanding loans increased to 1.44% at September 30, 1997 as compared to 1.31% at December 31, 1996. The allowance level was at 1.30% of net loans at December 31, 1995. The provision for loan losses recorded during the first nine months of 1997 was $735,322 as compared to $603,031 during the same period in 1996. Management intends to continue its conservative loan policies and to maintain the Company's allowance for loan losses at levels deemed to be sufficient based on the evaluation of the above factors.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans, and other real estate owned, represented 0.64% of total assets as of September 30, 1997, which has increased slightly from 0.62% at December 31, 1996. The following table summarizes the components of non-performing assets at September 30, 1997 and at December 31, 1996.



                                                  SEPTEMBER 30, 1997        DECEMBER 31, 1996
                                                   ------------------       ------------------
    Non-accrual loans                                 $2,592,000               $2,348,000
    Loans past due 90+ days & still accruing             270,000                  201,000
    Restructured loans, performing according
         to terms of restructure agreement               302,000                  314,000
    Other real estate owned                                    0                   75,000
                                                       ----------            -------------
         TOTAL NON-PERFORMING ASSETS                  $3,164,000               $2,938,000
                                                       ----------            -------------
                                                       ----------            -------------

The increase in non-accrual loans was primarily due to an additional commercial real estate loan which was placed in non-accrual status during the third quarter of 1997. $160,000 of loans 90+ days past due and still accruing at September 30, 1997 relate to two residential real estate loans at CasBanc Mortgage, Inc. (formerly known as Castle Mortgage, Inc.). Foreclosure proceedings have started on both properties. Based on the collateral value of both loans, complete recovery of the principal, interest, and collection costs are anticipated and, as a result, in accordance with Company policy, interest income is still being accrued.

Year-to-date net charge-offs at September 30, 1997 totaled $126,872 as compared to $371,727 at September 30, 1996. Management continues to closely monitor all past dues and to improve collection efforts.


                                OTHER OPERATING INCOME

Other income, excluding security gains and losses, totaled $6,538,944 for the first nine months of 1997 as compared to $6,877,936 for the same period in 1996. Approximately $164,751 of the $338,992 decrease over the prior year period relates to fee income earned by CasBanc Mortgage, Inc. and the other subsidiaries on the origination of mortgages sold in the secondary market.

Net securities gains of $209,230 were recognized during the first nine months of 1997 as compared to net gains of $31,709 during the first nine months of 1996. For both periods, all recognized gains and losses related to the sale or call of securities classified as available for sale.

                               OTHER OPERATING EXPENSES

Other operating expenses increased approximately $472,073 year to date at September 30, 1997 over the corresponding nine month period in 1996. Increases in employee salaries and benefit expense accounted for $492,796 of the increase. The majority of the salary increase was due to higher mortgage loan origination production during the third quarter, which caused higher commission expense to be paid to commissioned employees. The increase in employee salaries and benefit expense was partially offset by a decrease in advertising expenditures.

Subsidiary management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff. During 1997, increased efficiencies in the operations area of the holding company have allowed reductions in personnel without compromising the level of quality service being delivered to the customer.

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

In 1995 the FASB also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires capitalization of servicing rights on mortgage loans when the loans are to be sold and the servicing retained. In addition, SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," superceded SFAS No. 122 and is effective in 1997. Currently, the Company primarily sells all mortgage loans with servicing released, thus implementation of this accounting statement is not expected to be material to the Company's business practices or results of operations.

In February 1997, FASB Statement No. 128, "Earnings Per Share" (Statement
128), was issued. Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and replaces fully diluted EPS with diluted EPS.
It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt this statement in the first quarter of 1998.

In June, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt this statement in the first quarter of 1998.


                                 FINANCIAL CONDITION

Average assets for the first nine months of 1997 increased by $21,092,000 or approximately 4.4% as compared to the corresponding period in 1996. This increase is attributed to a $29.6 million increase in the loan portfolio, which was partially offset by a decrease in the average mortgage loans held for sale portfolio. This increase was funded primarily with an increase in total deposits of $14,691,000 or approximately 3.8% over the corresponding period in 1996. The subsidiary Banks are all experiencing significant competition for deposits which continues to put pressure on each Bank's overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $2,079,000 of brokered deposits at September 30, 1997, with interest rates ranging from 6.10% to 6.80% and maturities ranging from October 1997 through August 2000.

                                       CAPITAL

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of September 30, 1997 was 6.47%, a modest increase from 6.39% at December 31, 1996. The ratio exceeds the regulatory well capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's September 30, 1997 total risk weighted capital ratio also increased slightly to 11.09% from 10.66% at December 31, 1996. The Tier 1 capital ratio increased from 9.45% at December 31, 1996 to 9.84% at September 30, 1997. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well capitalized levels.

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first nine months of 1997 as compared to the same period in 1996. These fluctuations primarily relate to the average decrease in the portfolio of mortgage loans held for sale, as explained previously, which has allowed the subsidiaries to increase their investment portfolio holdings, as well as decreased federal funds purchased at the subsidiary Banks.


                                  INTEREST RATE RISK

Senior management monitors and manages interest rate exposure to minimize the impact of interest rate fluctuations. Interest rate exposure is reviewed and managed, to the extent possible and prudent to do so, by matching the maturities of interest bearing assets and interest bearing liabilities. Maximization of net interest income consistent with acceptable risk and liquidity needs are underlying objectives of asset/liability management.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                       PART II

ITEM 1--LEGAL PROCEEDINGS
Neither the Company nor any subsidiary is a party to any material legal proceedings, other than routine litigation incidental to its business.


ITEM 2--CHANGES IN SECURITIES
Not applicable.


ITEM 3--DEFAULTS UPON SENIOR SECURITIES
Not applicable.


ITEM 4-- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
None.


ITEM 5-- OTHER INFORMATION
Not applicable.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
    (a)  EXHIBITS
         11   Computation of Per Share Earnings
         27   Financial Data Schedule

    (b)  REPORTS ON FORM 8-K
         None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  /s/ John W. Castle
----------------------------------------------------
By: John W. Castle, Chairman of the Board
    Chief Executive Officer and Director
    Castle BancGroup, Inc.

Date:       11-13-97
     ---------------------------



    /s/ Victoria S. Maher
------------------------------------------------------
By: Victoria S. Maher, Chief Accounting Officer
    and Controller
    Castle BancGroup, Inc.

Date:         11-13-97
     -----------------------------

                                    EXHIBIT INDEX


EXHIBIT 11    Computation of Per Share Earnings

EXHIBIT 27    Financial Data Schedule