Form 10-K
period 1997-12-31
CASTLE BANCGROUP INC
filed 1998-03-17
CIK 723043

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549


                                     FORM 10-K

                        Annual Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997         Commission File No.0-25914


                               CASTLE BANCGROUP, INC.
               (Exact name of registrant as specified in its charter)

             Delaware                                          36-3238190
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

                              121 West Lincoln Highway
                                 DeKalb, IL  60115
            (Address including zip code, of principal executive offices)

Registrant's telephone number, including area code:  (815) 758-7007

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, Par Value $.33 1/3 Per Share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of voting stock held by non-affiliates of the registrant as of March 2, 1998, based upon average market price at that date:
The registrant's Common Stock is not listed on an established exchange and is infrequently traded. The most recent known trading price is $23.00 per share. Based on this price the aggregate market value of voting shares held by non-affiliates of the registrant is $34,959,000.

The registrant had 2,156,084 shares of Common Stock outstanding as of March 2, 1998.

The following documents are incorporated by reference in this report:
1. Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference to Part III hereof.

                                TABLE OF CONTENTS

Part I.

     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission to Matters to a Vote of Security Holders.

Part II.

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
     Item 6.   Selected Financial Data
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
     Item 8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Part III.

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions

Part IV.

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

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

     The primary function of the Company is to coordinate the policies and operations of its subsidiaries in order to improve and expand their products and services and to effect operating economies of scale. The Company provides auditing, marketing, and data processing services to the subsidiaries. It also provides management services, training, human resource and business development assistance.

     The Company is also responsible for the identification and evaluation of potential financial industry acquisition targets within the strategic market area, defined as the corrider bounded by Chicago's western suburbs on the east, Interstate 39 on the west, southern Wisconsin on the north, and northwestern Indiana on the southeast. On May 24, 1995, the Company, through its subsidiary CasBanc Mortgage, Inc. (formerly known as Castle Mortgage, Inc.), completed the acquisition of substantially all the assets and assumed substantially all the liabilities of Premier Home Financing, Inc. (Premier), a residential mortgage loan originator and broker.

     The Sandwich State Bank (SSB), First National Bank in DeKalb (FNB), Castle Bank Harvard, N.A. (CBH) (formerly known as First State Bank of Harvard) and The Bank of Yorkville (BOY) (collectively, Subsidiary Banks) are 100% owned banking subsidiaries of the Company. The Subsidiary Banks provide banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, cash management, electronic banking services, trust services and credit and debit cards. The Subsidiary Banks serve a diverse customer base including individuals, businesses, governmental units, and institutional customers. The Subsidiary Banks have banking offices in DeKalb, Sycamore, Sandwich, Harvard, and Yorkville, Illinois and mortgage loan origination offices in Sandwich, and Sugar Grove, Illinois.

     Castle Finance Company (CFC), an Illinois corporation, is a 100% owned consumer finance company that engages in making small consumer loans, as well as acting as an agent to sell insurance relating to those loans. CFC is headquartered in DeKalb, with loan origination offices in DeKalb, Plano, LaSalle, Dixon, Loves Park, Morris, and Harvard, Illinois.

     CasBanc Mortgage, Inc. (CMI), an Illinois corporation, is a residental mortgage originator and broker that engages in the origination of residental mortgages which are subsequently sold in the secondary market. CMI is headquartered in Oak Brook, Illinois and has loan origination offices in Oak Brook, Rolling Meadows, Matteson, Chicago, and Naperville, Illinois and Merrillville, Indiana. CMI also provides processing services and delivery in the secondary market for residental mortgage loans orginated by the Subsidiary Banks.

COMPETITION

     Active competition exists in all principal areas where the Company and its subsidiaries operate, not only with other commercial banks, finance companies and mortgage bankers, but also with savings and loan associations, credit unions and other financial service companies serving the Company's defined market area. The principal methods of competition between the Company and its competitors are price and service. Price competition, primarily in the form of interest rate competition, is a standard practice within the Company's market place as well as the financial services industry. Service and product quality are also significant factors in competing and allow for differentiation from competitors.

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

     The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. The Company, however, may engage in certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. The Bank Holding Company Act does not place territorial restrictions on the activities of bank holding companies or their non-bank subsidiaries.

     Deposits of all the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation (FDIC) and are subject to the provisions of the Federal Desposit Insurance Act. Areas subject to regulation by federal and state authorities include capital adequacy, reserves, investments, loans, mergers, issuance of securities, payments of dividends by the banking affiliates, establishment of branches, and other aspects of banking operations.

     The FDIC Board of Directors voted December 11, 1996 to finalize a rule lowering the rates on assessments paid to the Savings Association Insurance Fund (SAIF), effective as of October 1, 1996. As a result of the special assessment required by the Deposit Insurance Funds Act of 1996 (Funds Act), the SAIF was capitalized at the target Designated Reserve Ratio (DRR) of 1.25% of estimated insured deposits on October 1, 1996. The Funds Act required the FDIC to set assessments in order to maintain target DRR. The Board has, therefore, lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The Board has also established a process, similar to that which was applied to the Bank Insurance Fund (BIF), adjusting the rate schedules for both the SAIF and the BIF within a limited range, without notice and comment to maintain each of the fund balances at the target DRR. Commencing in 1997 and continuing through 1999, annual premium rates for the healthiest banks (1A category) are 1.29 cents for every $100 of BIF-assessable deposits.

All Subsidiary Banks paid the 1.29 cents rate during 1997. Commencing in 2000 and continuing through 2017, banks will be required to pay a flat annual assessment of 2.43 cents for every $100 of BIF-assessable deposits.

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

     In addition, beginning June 1, 1997, banks were permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

     National banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Generally, the regulations provide that dividends are limited to net earnings for the current and two preceding years, reduced by dividends paid and transfers to permanent capital. At December, 31, 1997, subject to minimum regulatory capital guidelines, FNB and CBH could, without prior approval of regulatory authorities, declare dividends of approximately $1,768,000 and $88,000 respectively.

     SSB and BOY are subject to state banking regulations which provide that dividends can be paid up to the amount of available undivided profits (as defined), subject to total capital adequacy considerations.

THE COMPANY'S SUBSIDIARIES

     SSB and BOY are state chartered banks. They are therefore subject to regulation and examination by the Illinois Office of Banks and Real Estate. CBH converted to a nationally chartered bank effective April 1, 1997. CBH and FNB are nationally chartered banks and Federal Reserve members, and are therefore subject to regulation and examination by the Office of the Comptroller of the Currency, as well as the Federal Reserve Board. All of the Subsidiary Banks are subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. The examinations by the various regulatory authorities are designed for the protection of bank depositors.

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

     CFC is a finance company and is therefore subject to licensing, regulation, and examination by the Department of Financial Institutions for the State of Illinois. Examinations by this regulator are designed for the protection of the consumer borrowers and not for the finance company shareholders.

     CMI is a residental mortgage originator and broker and is therefore subject to licensing, regulation and examination by the Illinois Office of Banks and Real Estate, as well as the appropriate agencies in Indiana and Wisconsin. Examinations by this regulator are designed for the protection of the consumer borrowers and not for the mortgage company shareholders.

CAPITAL REQUIREMENTS

     All federal bank regulatory agencies have adopted risk-based capital guidelines. These guidelines establish required levels of capital that are
monitored by certain ratios.   Capital is divided into two components; Tier 1
capital which includes common stock, additional paid-in capital, retained earnings and certain types of perpetual preferred stock less goodwill, and Tier 2 capital that includes among other things, limited life preferred stock, subordinated debt and the allowance for possible loan losses. These components of capital are compared to both total assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization. This allocation separates assets and specified off-balance sheet commitments into four categories that are risk-weighted from 0 percent to 100 percent according to predefined levels of average risk. The guidelines require a tangible leverage capital ratio (defined as Tier 1 capital to average assets) of 4.0%. The Company had a tangible leverage capital ratio of 6.38% as of December 31, 1997. The guidelines require a total capital ratio (defined as the total of both Tier 1 and Tier 2 capital to risk weighted assets) of 8.00%. The Company had a total capital to risk weighted assets ratio of 10.67% as of December 31, 1997. The guidelines also require a Tier 1 ratio (defined as Tier 1 capital to risk weighted assets) of 4.00%. The Company had a Tier 1 ratio of 9.42% as of December 31, 1997. The regulatory requirements are considered minimums and actual ratios should be commensurate with the level and nature of all risks of a company (as determined by the regulatory agencies). Regulators generally expect organizations that are experiencing internal growth or are making acquisitions to maintain capital levels substantially above the minimum supervisory levels and comparable to peer groups, without significant reliance on intangible assets. Management intends to continue its emphasis on a strong capital position.

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

EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries had a total of 317 full-time equivalent employees. None of these employees are subject to a collective bargaining agreement. Management believes it has excellent relations with its staff.

ITEM 2.  PROPERTIES

     The Company operates its executive offices at 121 West Lincoln Highway, DeKalb, Illinois. This recently remodeled commercial building is owned by FNB and leased to the Company and contains approximately 15,000 square feet of office space. This facility houses all administrative, accounting, data processing, human resource, and marketing functions of the Company.

     FNB operates its main office at 141 West Lincoln Highway, DeKalb, Illinois. This facility includes approximately 19,600 square feet. A drive-in facility is located at the same address with approximately 1,200 square feet of space. FNB also operates a remote drive-up banking facility with approximately 1,800 square feet located less than 1 mile north of the main office at 1007 North First Street, DeKalb, Illinois. FNB also operates a commercial building at 121 West Lincoln Highway and leases the entire space to the Company. FNB owns all of these buildings as well as the underlying land. FNB also operates a full service branch facility with approximately 9,400 square feet located at 511 West State in Sycamore, Illinois. The Bank owns the building and approximately 60% of the underlying land and has a long-term lease with option to buy the remaining land. FNB operates an automated teller machine at a local university and leases space on a month-to-month basis. FNB also operates two additional automated teller machines, one located at a local university housing complex and the other located at a local hospital. No rent is paid for the space of these two ATM's.

     SSB conducts its operations from its main office facility located at 100 West Church Street, Sandwich, Illinois. This facility has approximately 13,000 square feet of space. SSB owns the building as well as the underlying land. A drive-in facility is contiguous to the main office. SSB also leases two office spaces used for mortgage loan origination offices. Each of these sites are less than 1,000 square feet and are located at 44 West Church Street, Sandwich, Illinois and 91 Sugar Lane, Sugar Grove, Illinois. Both sites are rented at rates and terms that are standard in the area. In addition, SSB operates an automated teller machine at a local grocery store, and no rent is paid for the space.

     CBH operates from its main office facility at 201 West Diggins Street, Harvard, Illinois. This facility has approximately 11,000 square feet of space. CBH owns both the building and the underlying land. A drive-in facility is contiguous to the main office. CBH also operates a remote branch facility with approximately 5,400 square feet at a local shopping center
located at 1265 South Division Street, Harvard, Illinois.   The Bank owns
both the building and the underlying land. CBH also leases two office spaces formerly used as mortgage loan origination offices. Each of these sites is less than 1,000 square feet of office space. They are located at 62 North Ayer Street, Harvard, Illinois and 695 North Perryville Road, Suite 2, Rockford, Illinois. Effective December 1997, the Rockford office was closed and the entire office space was subleased. Effective March 1998, the 62 North Ayer Street, Harvard, location will be closed, and CBH is currently searching for a tenant to sublease the office space.

     BOY operates from its main office facility at 606 Countryside Center, Yorkville, Illinois. The Bank utilizes 50% of the approximately 22,000 square feet of space. BOY leases the remaining 50% of the space to medical organizations under leases that are standard in the area as to terms and rental income. BOY owns the building and the underlying land. A drive-in facility is contiguous to the main office. In addition, BOY operates a drive-up automated teller machine located near a high traffic intersection and leases space on a month-to-month basis.

     CFC operates offices in the following seven towns in northern Illinois:
Plano, LaSalle, DeKalb, Dixon, Loves Park, Morris and Harvard. The DeKalb office includes both CFC's executive offices as well as an operating office and is approximately 3,500 square feet of leased space with rental costs and lease terms that are standard for the area. Offices for the other six locations are less than 1,000 square feet and are leased with rental costs and lease terms that are standard for the areas.

     CMI operates offices in Oak Brook, Rolling Meadows, Chicago, Matteson, and Naperville in Illinois and Merrillville in Indiana. The Oak Brook office includes both executive and operating functions and is located at 1315 West 22nd Street, Suite 100, Oak Brook, Illinois which consists of approximately 4,000 square feet of leased space. The office in Rolling Meadows houses an operating function in approximately 1,400 square feet of leased space at 5105 Tollview, Suite 110, Rolling Meadows, Illinois. The Chicago office is located in a space of approximately 2,000 square feet at 2549 North Racine Avenue, Chicago, Illinois. The Matteson office leases approximately 3,500 square feet at 600 Holiday Plaza Drive, Suite 205, Matteson, Illinois. The Merrillville office leases approximately 3,200 square feet at 101 West 79th Avenue, Merrillville, Indiana. All the leased offices have rental costs and terms that are standard for the areas. CMI owns a facility at 847 North Center Road, Naperville, Illinois, with approximately 2,100 square feet of office space. CMI owns both the building and the underlying land.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any subsidiary is a party to, and none of their property is subject to, any material legal proceedings, other than routine litigation incidental to the business of the Company and its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters, through the solicitation of proxies or otherwise, were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's stock is not traded on an established public trading market. During the period from January 1, 1996 through December 31, 1997, management of the Company believes that there were approximately 66 trades in the Company's common stock. Management of the Company does not have information with respect to the prices at which all such trades were effected but believes that the prices ranged from $16.25 to $22.50 per share on those transactions with respect to which it does have information.

     The approximate number of beneficial owners of Common Stock of the Company on December 31, 1997 was 923.

     Cash dividends on the above referenced common stock are paid annually. Dividends for the years ended December 31, 1997 and 1996 were $0.22 and $0.20 per share, respectively.

     The amount of dividends payable by the Company on its common stock is limited by the provisions of its long-term debt agreement. Dividends are limited to 50% of the net earnings, less dividends paid, in the previous eight quarters. As of December 31, 1997, the Company was limited to $1,556,000 for dividend purposes.

     On May 24, 1995, the Company issued 45,500 shares to Premier. These shares were issued in conjunction with the acquisition by CMI of substantially all the assets and the assumption of substantially all the liabilities of Premier. This transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 thereafter. Premier represented to the Company its status as an accredited investor.

     On December 31, 1997, the Company issued 66,311 shares of Common Stock to four preferred stockholders. These shares were issued in combination with a cash payment of $841,158 to redeem 2,300 shares of the Company's Perpetual
Preferred Stock.   This transaction was exempt from registration pursuant to
Section 3(a)(9) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Summary of Selected Consolidated Financial Data



                                                     FOR THE YEARS ENDED DECEMBER 31, (000'S OMITTED EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------------
                                                             1997           1996           1995           1994           1993*
-------------------------------------------------------------------------------------------------------------------------------

Interest income                                            $39,063         36,437         32,650         28,903         26,529
Interest expense                                            19,468         17,858         15,927         12,487         11,825
-------------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses        19,595         18,579         16,723         16,416         14,704
Provision for loan losses                                    1,128          1,113            488            323          1,328
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         18,467         17,466         16,235         16,093         13,376
Other operating income                                       9,553          8,339          7,931          3,366          3,123
Investment securities gains (losses)                           210             41           (284)           (29)          (260)
Other operating expenses                                    23,749         23,076         19,061         14,702         12,387
-------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                 4,481          2,770          4,821          4,728          3,852
Applicable income taxes                                      1,468            926          1,457          1,368            572
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                 3,013          1,844          3,364          3,360          3,280
-------------------------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                      2,811          1,643          3,026          2,885          2,993
-------------------------------------------------------------------------------------------------------------------------------
Per share data - common stock

   Net earnings - basic                                      $1.35            .80           1.49           1.46           1.58
   Net earnings - diluted                                     1.34            .79           1.46           1.42           1.39
   Cash dividends                                              .22            .20            .18            .16            .125

Financial position-year end

   Investment securities                                  $129,479        133,072        135,566        137,826         137,749
   Mortgage loans held for sale                             44,761         20,343         13,484              -               -
   Net loans                                               308,542        285,394        251,291        232,557         223,296
   Allowance for possible loan losses                        4,646          3,775          3,309          3,475           3,940
   Non-interest bearing deposits                            42,589         43,233         40,524         37,517          36,629
   Interest bearing deposits                               381,094        360,876        345,646        317,436         318,867
   Long-term debt                                           10,250         10,150         11,000         11,800          12,550
   Preferred stock                                             300          2,600          2,600          5,350           5,350
   Total stockholders' equity                               36,862         34,962         34,346         30,671          28,749

   Total assets                                            515,550        473,424        443,637        407,505         404,747
-------------------------------------------------------------------------------------------------------------------------------
*1993 balances include the results of operations for The Bank of Yorkville, since the date of acquisition of December 7, 1993.
Included in applicable income taxes is a $346,000 benefit from implementation of Financial Accounting Standards Statement 109.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is management's analysis of the consolidated financial condition and results of operations of the Company, which may not otherwise be apparent from the consolidated financial statements included in this report at Item 8. Reference should be made to those statements, the notes thereto and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

RESULTS OF OPERATIONS

     The Company's net earnings in 1997 totaled $3,013,000, a 63% increase from 1996 earnings of $1,844,000. This represents a $.55 increase in basic earnings per share. Net earnings for 1995 were $3,364,000.

     Two major factors contributed to the improvement in performance at the Company during 1997. First, net interest income after provision for possible loan losses was $18,467,000 for the year ended December 31, 1997 versus $17,466,000 for 1996, representing a 5.7% increase. Net interest income will be discussed in detail below. Second, CMI recorded net earnings of $88,000 for the year ended December 31, 1997 versus a net loss of $700,000 for the year ended December 31, 1996. This represents a $788,000 increase in income at CMI in 1997 as compared to 1996. A favorable interest rate environment during the fourth quarter of 1997 helped to increase CMI's net mortgage loan origination income 7.8% for the year ended December 31, 1997, as compared to 1996. Also, secondary marketing losses experienced by CMI in 1996 did not occur in 1997 due to CMI eliminating its wholesale hedging operation. CMI now is producing loans for "best efforts" delivery to mortgage investors on an individual loan-by-loan basis.

     This $788,000 increase excludes decreased interest earnings at the Subsidiary Banks relating to the portfolio of mortgage loans held for sale. This interest income is generated as a result of mortgage loans held for sale that have been originated through CMI, but not yet sold in the secondary market. The Subsidiary Banks purchase these loans from CMI when the loans are made to the borrowers. The Subsidiary Banks then hold these interest earning assets until they are sold into the secondary market, providing short-term liquid investments for the banks that averaged a yield of 7.29% for 1997.

     Net earnings attributable to common stock increased to $2,811,000 in 1997 from $1,643,000 in 1996. Net earnings attributable to common stock for 1995 was $3,026,000. Dividends paid on preferred stock totaled $202,000 in 1997, as compared to $201,000 in 1996 and $338,000 in 1995. Basic earnings per share increased to $1.35 for 1997 as compared to $.80 for 1996. Basic earnings per share for 1995 was $1.49. The following table highlights significant factors that have contributed to these changes in earnings per share:


                                                        Changes in Basic Earnings per Share
                                                        1996 to 1997           1995 to 1996
--------------------------------------------------------------------------------------------
Prior period basic earnings per share                    $    .80               $    1.49
Changes due to:
   Net Interest income                                       0.43                    0.77
   Provision for possible loan losses                        0.00                   (0.30)
--------------------------------------------------------------------------------------------
      Net interest income after provision
         for possible loan losses                            0.43                    0.47
--------------------------------------------------------------------------------------------
   Other operating income
      Investment securities gains (losses), net              0.08                    0.16
      Gain on sale of land and buildings                    (0.01)                  (0.15)
      Mortgage revenues                                      0.65                    0.55
      Other operating income items                          (0.08)                  (0.04)
--------------------------------------------------------------------------------------------
   Total other operating income                              0.64                    0.52
--------------------------------------------------------------------------------------------
   Other operating expenses
      Salaries and employee benefits                        (0.37)                  (1.31)
      Net occupancy and furniture expenses                   0.03                   (0.38)
      Outside services                                       0.18                   (0.16)
      FDIC insurance assessment                             (0.02)                   0.20
      Goodwill amortization                                  0.00                   (0.02)
      Other operating expense items                         (0.08)                  (0.35)
--------------------------------------------------------------------------------------------
   Total other operating expenses                           (0.26)                  (2.02)
   Income tax expenses                                      (0.26)                   0.27
   Preferred stock dividends                                 0.00                    0.07
--------------------------------------------------------------------------------------------
   Current period basic earnings per share               $   1.35               $    0.80
--------------------------------------------------------------------------------------------


     The Company's return on average equity for 1997 was 8.43%, as compared to 5.36% in 1996 and 9.94% in 1995. Return on average assets was .62% in 1997 versus .40% in 1996 and .80% in 1995. The increase in these ratios for 1997 were primarily due to the increase in net interest income and the increase in net income at CMI as described above.

NET INTEREST INCOME

     Net interest income before provision for possible loan losses, the Company's primary source of earnings, totaled $19,595,000 in 1997, a $1,016,000, or 5.5% increase over 1996. This increase can primarily be attributed to a $2,318,000 increase in interest and fees on loans due to volume growth in the loan portfolio. Interest and dividends on investment securities also increased $1,215,000 during 1997 as compared to 1996. 48% of the increase was due to volume increases in the portfolio. The volume increase was due to the average outstanding balance for mortgage loans held for sale for the year being $8,279,000 lower than the prior year which allowed for some of the average excess funds to be invested. These increases were partially off-set by a $628,000 reduction in interest income on mortgage loans held for sale. This decrease was due to the average volume reduction described above. Total interest expense increased $1,610,000 for the year ended December 31, 1997, as compared to 1996. 62% of the increase was due to volume increases used to fund the loan portfolio increase. Net interest income before provision for possible loan losses increased $1,856,000 in 1996 as compared to 1995, which represented a 11.1% increase.

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

     On a tax equivalent basis, net interest income increased to $20,041,000 in 1997 from $19,111,000 and $17,257,000 in 1996 and 1995, respectively. The tax equivalent net interest margin remained relatively constant in 1997, averaging 4.40% as compared to 4.42% in 1996 and 4.40% in 1995. While net interest income increased during 1997 as a result of loan and investment growth, higher rate time deposits and borrowed funds were used to fund this growth. As a result, the net interest margin remained flat during 1997.

     Total average earning assets in 1997 were $455,238,000 an increase of $23,216,000 or 5.4% over 1996. Average earning assets as a percentage of total average assets increased to 94.1% during 1997 as compared to 93.8% in 1996 and 93.3% in 1995. The total average loan portfolio represented 66.2% of total average earning assets in 1997, an increase from 62.3% in 1996 and 61.3% in 1995. Mortgage loans held for sale represented 4.7% of average earning assets in 1997, a decrease from 6.9% in 1996. Mortgage loans held for sale represented 1.9% of average earning assets in 1995. In 1997, average total interest-bearing liabilities were $402,637,000, a $21,050,000 or 5.5% increase over 1996. This increase can be attributed to a $3,313,000 increase in average borrowed funds as well as growth of $17,737,000 or 5.0% in interest-bearing deposit liabilities. The proportion of average interest-bearing liabilities to average earning assets in 1997 increased slightly to 88.4% as compared to 1996 of 88.3%.

PROVISIONS FOR POSSIBLE LOAN LOSSES

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These standards require that loans be considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest due. A portion of the allowance for loan losses must be set aside for impaired loans and is calculated based on the present value of the estimated future cash flows of principal and interest, discounted at the loan's effective rate, or on the fair value of the collateral for collateral dependent loans. See Note 5 to the Consolidated Financial Statements included in Item 8 for the required disclosures in relation to impaired loans.

     The adequacy of each Subsidiary Bank's allowance for possible loan losses is determined by calculating the allocated and unallocated portions of the reserve using a combination of internal loan classifications, weighted historical charge-off experience, and an evaluation of estimated losses on existing problem credits. The allowance is maintained to cover the allocated requirement plus an unallocated portion, which considers economic conditions, industry concentrations, peer-group comparisons, lending staff experience, and other risk factors.

     The coverage of the allowance for loan losses to non-performing loans and loans past due 90 days or more and still accruing was 100.8% at the end of 1997 versus 131.9% and 140.8% at the end of 1996 and 1995, respectively. This decrease was due to an increase in non-accrual loans from $2,348,000 at the end of 1996 to $3,968,000 at the end of 1997. This increase in non-accrual loans can primarily be attributed to a few commercial real estate loans being transferred to non-accrual status. The allowance for loan losses as a percentage of net outstanding loans increased to 1.48% at December 31, 1997 as compared to 1.31% at December 31, 1996. The allowance level was at 1.30% of net loans at December 31, 1995. Gross charge-offs decreased $368,000 from 1996 to 1997, primarily due to commercial and agricultural charge-offs which decreased $210,000. The ratio of net charge-offs to average total loans outstanding improved during 1997 to .10% as compared to
 .28% in 1996. The net charge-off ratio during 1995 was .29%. The improvement in this ratio was due to the decrease in charge-offs as described above and an increase in recoveries of $107,000 primarily due to consumer loan recoveries.

     The provision for possible loan losses is based on management's analysis of risk in the loan portfolio which takes into account portfolio growth and historical charge-offs, among many other factors. The provision totaled $1,128,000 in 1997 as compared to $1,113,000 in 1996, which represents a $15,000 increase. The provision for possible loan losses increased $625,000 from 1995 to 1996. Management's analysis of the allowance for possible loan losses indicates that the current level of 1.48% of net outstanding loans appears to cover the risk of potential losses in the loan portfolio at December 31, 1997.

     Non-performing assets (defined as loans 90 days or more past due but still accruing interest, loans in non-accrual status, restructured loans and other real estate owned) totaled $4,607,000, or .89% of total assets, at December 31, 1997. This represents an increase from $2,937,000 and .62% at December 31, 1996. As mentioned previously this increase can be attributed to a few commercial real estate loans being transferred to non-accrual status in late 1997. Non-performing assets at December 31, 1996 increased as compared to $2,350,000 or .53% of total assets, at December 31, 1995.

NON-INTEREST INCOME

     Total other operating income is comprised of fee based revenues from mortgage, trust, and data processing services, as well as deposit and other customer service charges. Excluding security gains and losses, other operating income totaled $9,553,000 for 1997, increasing from $8,339,000 in 1996 and $7,472,000 in 1995. This change represents a $.56 basic earnings per share increase from 1996 to 1997, most of which can be attributed to mortgage revenues at CMI during this period. Mortgage loan origination income represents the largest source of fee based revenue for the Company and includes income generated from processing and closing fees, commission income, servicing release premiums, and net gains (losses) on the sales of these loans. Net mortgage loan origination income increased $1,374,000 from 1996 as compared to 1997. Net mortgage loan origination income increased $1,192,000 from 1995 as compared to 1996.

     Trust fee revenues increased 3% to $662,000 in 1997 as compared to $644,000 in 1996 and $547,000 in 1995. The Company continues to focus on growth of trust services in light of corporate goals to diversify revenue sources. The market value of assets managed by the Asset and Trust Management Group grew to $155.7 million at December 31, 1997 as compared to $123.2 million and $115.8 million at year end 1996 and 1995, respectively. Net security gains, on a pre-tax basis, totaled $210,000 in 1997 as compared to net gains of $41,000 in 1996 and net losses of $284,000 in 1995. The entire investment portfolio is classified as available-for-sale and all sales during the last three years were made from the available-for-sale classification. During 1997 several securities were sold at a gain to take advantage of market conditions at the time of the sale. During the first quarter of 1995, several securities were sold at a loss in an effort to reinvest in higher yielding investments. The portfolio is recorded at current market value in the accompanying financial statements at Item 8. It is management's expectation to classify all investment securities purchased as available for sale for the foreseeable future. Changes in the market value of these securities are made by a charge to equity, net of applicable income taxes. The decision to purchase or sell a security is based on a number of factors including (but not limited to) the potential for increased yield, improved liquidity, asset mix adjustment, or improvement in the interest rate gap.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $23,749,000 in 1997 as compared to $23,076,000 and $18,602,000 in 1996 and 1995, respectively. This increase in expenses reduced basic earnings per share by $.26 from 1996 to 1997 and $2.02 per share from 1995 to 1996. As a percentage of average assets, total operating expenses decreased to 4.91% in 1997 versus 5.01% in 1996. The total operating expenses as a percentage of total average assets was 4.74% for 1995. The efficiency ratio, which measures the level of non-interest expense to total net revenues, was 80.9% in 1997 as compared to 85.6% and 77.8% in 1996 and 1995, respectively. The decrease in the efficiency ratio is primarily due to the increase in net interest income and non-interest income as described previously.

     Salaries and employee benefits expense represents the largest component of other operating expenses. This category increased $871,000, or 6.0% from 1996 to 1997. During 1996, this expense increased $2,895,000, or 25.0%, when compared to 1995. The Company employed 317 full-time equivalent (FTE) employees at December 31, 1997 as compared to 334 and 278 at December 31, 1996 and 1995, respectively. The decrease in FTEs during 1997 was primarily due to the significant reduction in the CBH mortgage loan operation. The increase during 1996 was a result of additional mortgage loan originators and lending officers at the Subsidary Banks, as well as increased production and operations staff at CMI. The total cost per FTE increased 11.71% during 1997 as compared to 1996. Total cost per FTE during 1996 increased 4.06% when compared to 1995. The increase in cost per FTE during 1997 relates to normal salary increases and compensation pay-outs for former members of management.

     Occupancy and furniture and fixtures expenses totaled $3,150,000 in 1997, a decrease of $38,000, or 1.2%, from 1996. During 1996, occupancy and furniture and fixture expenses increased $815,505, or 34.4%, over 1995 expenses as a result of the start-up of two new mortgage origination offices during 1996, as well as increased equipment costs relating to computer hardware and software upgrades. Outside services and other expense decreased 0.6% to $3,765,000 during 1997 as compared to $3,786,000 in the prior year. Advertising expense decreased 21.84% in 1997 to $494,000 versus $632,000 in 1996. Subsidiary management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff.

FINANCIAL CONDITION

     Total assets at December 31, 1997 were $515,550,000, a $42,126,000 or
8.9% increase over December 31, 1996 total assets of $473,424,000. Average assets for 1997 grew by $22,874,000 or 5.0% to $483,550,000 as compared to $460,676,000 for 1996. Growth of $23,148,000, or 8.1% in the net loan portfolio and $24,418,000, or 120.0%, of mortgage loans held-for-sale accounted for the increase in total assets. Cash and cash equivalents are continually monitored and maintained at operational minimums to utilize resources in historically higher yielding assets such as loans and mortgage loans held for sale. The Company's asset growth has been funded primarily by growth in deposit accounts and short-term borrowings. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. Average deposits increased $19,026,000, or 4.9%, during 1997, while average short-term borrowings increased $4,174,000, or 21.0%. Brokered deposits totaled $4,059,000 at December 31, 1997, with interest rates ranging from 6.10% to 6.75% and maturities ranging from January 1998 through August 2000.

CAPITAL

     The Company is committed to maintaining strong capital positions in both the Subsidiary Banks as well as on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. During 1997, stockholders' equity increased $1.9 million over December 31, 1996, after a $130,000 increase in unrealized gains on investment securities available-for-sale. The Company issued 10,190 shares of stock through its Employee Stock Purchase Plan during 1997, which generated $224,180 of new shareholders' equity. The Company's Tier 1 Leverage ratio at December 31, 1997 was 6.38%, which decreased slightly from 6.39% as of December 31, 1996. This ratio exceeds the regulatory capital minimum and management believes the Company is maintaining a strong capital position.
The Company's Total Risk Weighted Capital ratio increased slightly to 10.67% as of December 31, 1997 from 10.66% as of December 31, 1996. The Tier 1 Capital ratio decreased from 9.45% at December 31, 1996 to 9.42% at December 31, 1997. For further discussion of the regulatory capital requirements, see note 14 to the Financial Statements included in Item 8.

LIQUIDITY

     The Company ensures the Subsidiary Banks maintain appropriate liquidity and provides access to secondary sources of liquidity in case of unusual or unanticipated demand for funds. Primary bank sources of liquidity are repayment of loans, high-quality marketable investment securities available for sale, and the bank's federal funds position which, together, are more than sufficient to satisfy liquidity needs arising in the normal course of business. The Company is a secondary source of liquidity for its Subsidiary Banks through its discretionary access to short-term funding sources in case of unanticipated demand for funds.

     As presented in the Consolidated Statement of Cash Flows included in
Item 8, the Company has experienced significant changes in the cash flows from operating, investing, and financing activities during 1997 as compared to prior years. These fluctuations primarily related to increases in the loan portfolio and mortgage loans held-for-sale at year-end which have primarily been funded by increases in short-term borrowings and deposit accounts.

INTEREST RATE SENSITIVITY

     The Company's overall success is dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates.
Because the Company has no trading portfolio, the Company is not exposed to significant market risk from trading activities. Other types of market risk, such as foreign currency exchange and commodity price risk, do not arise in the normal course of the Company's business activities. The Company does not currently use derivatives to manage market and interest rate risks. A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit (see note 15 included in Item 8). These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

     The Subsidiary Bank's interest rate exposure is reviewed on a regular basis by the Asset/Liability Committee (ALCO) for each bank. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the funds management policy of the Company. Through such management, the Company seeks to monitor the vulnerability of its operations to changes in interest rates. The extent of the movement of interest rates is an uncertainty that could have a negative effect on the earnings of the Company.

     Interest rate exposure is reviewed and managed, to the extent possible, by matching maturities of interest bearing assets and interest bearing liabilities. The difference between the amount of interest earning assets that are scheduled to mature or reprice during a period and the amount of interest bearing liabilities maturing or repricing in the same period significantly affects the Company's interest rate risk. This difference is generally referred to as the interest sensitivity gap. A positive gap, or asset sensitive position, indicates there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specified time frames, which generally has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap, or liability sensitive position, would generally imply a favorable impact on net interest income in periods of declining interest rates. In periods of changing interest rates, net interest margin is not only impacted by the amounts of repricing assets and liabilities, but also by the rate at which repricings occur. Earnings may also be impacted by variances in repayment of loans and securities.

      The following table indicates the Company's interest sensitive assets and liabilities over specific time horizons as well as its interest sensitivity gap at December 31, 1997:


       (DOLLARS IN THOUSANDS)                 Balances Subject to Repricing Within
                                              -------------------------------------
                                                                                   OVER
                                              90 DAYS     180 DAYS     1 YEAR     1 YEAR     TOTAL
------------------------------------------------------------------------------------------------------------
Interest earning cash and due from banks     $     0            0           0           0         0
Execess funds sold                                 0            0           0           0         0
Investment securities available for sale      10,738        9,394      31,044      78,303   129,479
Mortgage loans held for sale                  44,761            0           0           0    44,761
Net Loans                                     95,333       22,426      26,798     168,631   313,188
------------------------------------------------------------------------------------------------------------
   Total earning assets                      150,832       31,820      57,842     246,934   487,428
------------------------------------------------------------------------------------------------------------
NOW and Savings deposits                     $98,859            0           0           0    98,859
Cds and other interest-bearing deposits       95,648       34,142      36,189     116,256   282,235
Short-term borrowings                         39,057            0           0           0    39,057
Long-term borrowings                           9,250            0           0       1,000    10,250
============================================================================================================
   Total interest-bearing liabilities        242,814       34,142      36,189     117,256   430,401
------------------------------------------------------------------------------------------------------------
Net asset (liability) repricing difference  $(91,982)      (2,322)     21,653     129,678    57,027
============================================================================================================
Cummulative asset (liability) repricing
  difference                                $(91,982)     (94,304)    (72,651)     57,027
=========================================================================================
Cumulative earnings assets to cumulative
  interest=bearing liabilities                  0.62         0.66        0.77        1.13
=========================================================================================
Cumulative asset (liability) repricing
  difference as a percent of total earning
  assets                                      -18.87%      -19.35%     -14.91%      11.70%
=========================================================================================


   The entire mortgage held for sale portfolio is included in the 90 day category as the vast majority of these loans will be sold to investors within 90 days. The interest rates on lines-of-credit included in short-term borrowings, as well as the interest rate on the majority of the Company's long-term debt, reprice every 90 days or are priced at LIBOR. As a result, these liabilities are also included in the 90 day category in the above table. Non-maturing interest bearing NOW and savings accounts and certain other interest-bearing deposit accounts are contractually subject to repricing within 90 days and therefore are included in the 90 day category in the above table. Using historical analysis, management believes that these deposits are less interest rate sensitive and are less likely to reprice, regardless of the contractual ability to do so. As a result, management believes that the interest rate gap is overstated in the short-term as it relates to these deposits.

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in the market value of equity derived from the changes in discounted cash flows from assets and liabilities in the event of a range of assumed changes in market interest rates. The market value of equity is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained one hundred to two hundred basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in the market value of equity for the various rate shock levels at December 31, 1997. All market risk sensitive instruments of the Company are held to maturity or available for sale.


(DOLLARS IN THOUSANDS)                                                          ESTIMATED INCREASE
                                                                               (DECREASE) IN MARKET
                                                                                  VALUE OF EQUITY
                                             ------------------------------------------------------------
                                                   ESTIMATED MARKET
CHANGE IN INTEREST RATES                            VALUE OF EQUITY              AMOUNT          PERCENT
------------------------                     --------------------------         --------        ---------
200 basis point rise                                  $35,276                   $(8,195)           (19)%
100 basis point rise                                   39,082                    (4,389)           (10)
Base Scenario                                          43,471                         -              -
100 basis point decline                                48,787                     5,316             12
200 basis point decline                                57,134                    13,663             31


     The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 1997, with adjustments made to reflect the shift in the Treasury yield curve as appropriate. The preceding table indicates that at December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's market value of equity would be expected to decrease and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's market value of equity would be expected to increase.

     Computation of prospective effects of hypothetical interest changes are based on numerous assumptions, including relative levels of market interest rates, discount rates, loan prepayments, investment call options, and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates. Certain shortcomings are inherent in the method of analysis presented in the computation of the change in the market value of equity. Actual values may differ from those projections presented, should market conditions vary from assumptions used.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation and every system with an embedded date chip will be affected in some way by the rollover of the two digit year value to 00. The "year 2000" issue will affect almost every area of the Company. The issue is whether systems and date chips will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing both internal and external resources to identify, correct, and test the systems for the year 2000 compliance. It is anticipated that testing of mission critical applications will be complete by December 31, 1998, allowing 1999 to be used for testing of non-mission critical applications and other problem solving. To date, confirmations have been received from the Company's primary system vendors that testing plans are being developed to address processing of transactions in the year 2000. Testing, upgrades, and replacement of equipment is expected to cost approximately $50,000 to $100,000 over the next two years; however these amounts may change significantly as the Company continues to analyze year 2000 issues. This estimate excludes internal staff costs. The amount expensed in 1997 was immaterial.

ACCOUNTING STANDARDS

     In 1995 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," which requires capitalization of servicing rights on mortgage loans when the loans are to be sold and the servicing retained. In addition, SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," superseded SFAS No. 122 and was effective in 1997. Currently, the Company primarily sells all mortgage loans with servicing released, thus implementation of this accounting statement was not material to the Company's business practices or results of operations as of December 31, 1997.

     In February 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. SFAS No. 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15. SFAS No. 128 was effective for financial statements for both interim and annual periods ending after December 15, 1997. All prior-period EPS data presented has been restated to conform with SFAS No. 128. The adoption of SFAS No. 128 did not have a significant impact on the Company's financial statements.

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

     In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt this statement in the first quarter of 1998.

     The following supplementary financial information of the registrant for each of the last three years (unless otherwise stated) is included on pages 19 through 25 of this Report:

     Table 1   Comparison of Average Balance Sheets
     Table 2   Analysis of Net Interest Income - Tax Equivalent Basis
     Table 3   Maturity Of Investment Securities
     Table 4   Analysis of Loan Portfolio and Loss Experience (for last five years)
     Table 5   Allocation of Allowance for Loan Losses (for last five years)
     Table 6   Maturity and Interest Sensitivity of Loans
     Table 7   Average Deposits (for last five years)
     Table 8   Short-term Borrowings
     Table 9   Return on Equity and Assets (for last five years)


                                                                TABLE 1
                                                  COMPARISON OF AVERAGE BALANCE SHEETS

The following table sets forth the registrant's consolidated average daily condensed balance sheet for each of the last three years (dollar figures in thousands):

                                                                                  Years ended December 31,
                                                            --------------------------------------------------------------
                                                                   1997                 1996                 1995*
                                                            --------------------   ------------------   ------------------
                                                                          % of                % of                   % of
                                                              Amount      Total    Amount     Total        Amount    Total
                                                              ------      -----    ------     -----        ------    -----
ASSETS:
   Cash and due from banks                                    $10,070      2.1     $9,757      2.1         $10,166    2.4
   Interest-bearing deposits in banks                               0        0        376      0.1             113      0
   Excess funds sold                                              547      0.1     10,426      2.3          10,743    2.6
                                                              -------     ----     ------     ----         -------    ---
     Total cash and cash equivalents                           10,617      2.2     20,559      4.5          21,022    5.0

   Taxable securities                                         122,190     25.3   $110,313     23.9        $117,051   27.8
   Tax-exempt securities                                        9,710      2.0     12,165      2.6          16,296    3.9

   Mortgage loans held for sale                                21,372      4.4     29,651      6.4           7,610    1.8

   Loans and leases, net of unearned income                   301,419     62.3    269,091     58.5         240,778   57.2
      Less:  Allowance for loan losses                          4,122      0.8      3,469      0.8           3,441    0.8
                                                              -------     ----     ------     ----         -------    ---
         Loans, net                                           297,297     61.5    265,622     57.7         237,337   56.4

   Premises and Equipment                                      10,694      2.2     10,217      2.2          10,550    2.4

   Goodwill, net of amortization                                4,779      1.0      5,328      1.2           4,964    1.2
   Other Assets                                                 6,891      1.4      6,821      1.5           6,133    1.5
                                                             --------    ------  --------    ------       --------  -----
TOTAL ASSETS                                                 $483,550    100.0%  $460,676    100.0%       $420,963  100.0%
                                                             --------    ------  --------    ------       --------  -----
                                                             --------    ------  --------    ------       --------  -----

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:

   Non-interest bearing deposits                             $ 40,589      8.4     39,300      8.5        $ 36,732    8.7
   Interest bearing deposits                                  368,655     76.2    350,918     76.2         323,581   76.9
                                                             --------    ------  --------    ------       --------  -----
      Total Deposits                                          409,244     84.6    390,218     84.7         360,313   85.6
                                                             --------    ------  --------    ------       --------  -----
   Short-term borrowings                                       24,061      5.0     19,887      4.3          11,260    2.8
   Long-term borrowings                                         9,921      2.1     10,782      2.3          11,575    2.7
   Other liabilities                                            4,598      0.9      5,375      1.2           3,961    0.9
                                                             --------    ------  --------    ------       --------  -----
      TOTAL LIABILITIES                                      $447,824     92.6   $426,262     92.5        $387,109   92.0

STOCKHOLDERS' EQUITY:
   Preferred Stock                                              2,591      0.5      2,600      0.6           3,956    0.9
   Common Stock                                                   693      0.1        689      0.1             686    0.2
   Additional paid-in capital                                   5,100      1.1      4,875      1.1           4,270    1.0
   Unrealized gain/(loss) on investment securities                198      0.0        475      0.1           1,497    0.4

   Retained earnings                                           27,144      5.7     25,775      5.6          23,445    5.5
                                                             --------    ------  --------    ------       --------  -----
     TOTAL STOCKHOLDERS' EQUITY                               $35,726      7.4    $34,414      7.5         $33,854    8.0
                                                             --------    ------  --------    ------       --------  -----
       STOCKHOLDERS' EQUITY                                  $483,550    100.0%  $460,676    100.0%       $420,963  100.0%
                                                             --------    ------  --------    ------       --------  -----
                                                             --------    ------  --------    ------       --------  -----

* Castle BancGroup, Inc. acquired substantially all the assets and assumed substantially all the liabilities of Premier Home Financing, Inc. on May 24, 1995, in a transaction that was accounted for as a purchase. Assets, liabilities, and equity balances were included in the averages from that date forward.

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


                                                      AVERAGE BALANCE                      AVERAGE RATE
                                             --------------------------------          ----------------------------
    INTEREST EARNING ASSETS                    1997        1996       1995(1)             1997        1996      1995
                                             --------    --------   --------            -----       ------    -----

Taxable securities                           $122,190    $110,313   $117,051            6.81%       6.30%     6.22%
Tax-exempt securities                           9,710      12,165     16,296            9.78%      10.03%     9.62%
                                             --------    --------   --------            -----       ------    -----
Total Securities                             $131,900    $122,478   $133,347            7.03%       6.67%     6.64%
                                             --------    --------   --------            -----       ------    -----
Time deposits                                       0         376        113            0.00%       2.39%     4.32%
Excess funds sold                                 547      10,426     10,743            6.03%       2.91%     4.21%
Mortgage loans held for sale(3)                21,372      29,651      7,610            7.29%       7.37%     6.82%
Loans, net of unearned income(2), (4)         301,419     269,091    240,778            9.50%       9.78%     9.68%
                                             --------    --------   --------            -----       -----     -----
Total Earning Assets (FTE)                   $455,238    $432,022   $392,591            8.68%       8.56%     8.45%
                                             --------    --------   --------            -----       -----     -----
                                             --------    --------   --------            -----       -----     -----

    INTEREST BEARING LIABILITIES:
Interest bearing deposits                    $368,655    $350,918   $323,581            4.67%       4.59%     4.49%
Short-term borrowings                          24,061      19,887     11,260            6.21%       4.91%     4.42%
Long-term borrowings                            9,921      10,782     11,575            7.53%       7.35%     7.79%
                                             --------    --------   --------            -----       ------    -----
Total Interest Bearing Liabilities           $402,637    $381,587   $346,416            4.83%       4.68%     4.60%
                                             --------    --------   --------            -----       ------    -----
Interest Rate Spread (FTE)                   --------    --------   --------            3.85%       3.88%     3.85%
Net interest  margin (FTE)                                                              4.40%       4.42%     4.40%
                                                                                        -----       ------    -----
                                                                                        -----       ------    -----

                                          INTEREST EARNED OR PAID            1997/96 CHANGE DUE TO       1996/95 CHANGE DUE TO
                                      --------------------------------     -----------------------      ---------------------
    INTEREST EARNING ASSETS            1997        1996       1995(1)        VOLUME          RATE         VOLUME       RATE
                                      --------    --------   --------      --------        ------       ---------------------
Taxable securities                     $8,325      $6,945     $7,281          783             597          (423)        87
Tax-exempt securities(2)                  950       1,220      1,568         (241)            (29)         (412)        63
                                      --------    --------   --------      --------        ------      ---------    ------
Total securities:                      $9,275      $8,165     $8,849         $542            $568         ($835)      $150
                                      --------    --------   --------      --------        ------      ---------    ------
Time deposits                               0           9         54           (5)             (4)           41        (86)
Excess funds sold                          33         303        452         (432)            162        (1,665)     1,516
Mortgage loans held for sale(3)         1,557       2,185        519         (603)            (25)        1,846       (180)
Net loans (2), (4)                     28,644      26,307     23,310        3,089            (752)        3,277       (280)
                                      --------    --------   --------      -------         ------      ---------   -------
Total Earnings Asset (FTE)            $39,509     $36,969    $33,184       $2,591            ($51)       $2,664     $1,120
                                      --------    --------   --------      -------         ------      ---------   -------
                                      --------    --------   --------      -------         ------      ---------   -------

    INTEREST BEARING LIABILITIES:
Interest bearing deposits             $17,228     $16,090    $14,527          826             312        $1,262     $  300
Short-term borrowings                   1,493         976        498          229             288           430         48
Long-term borrowings                      747         792        902          (64)             19           (40)       (70)
                                      --------    --------   --------      -------         ------       --------   -------
Total Interest Bearing Liabilities    $19,468     $17,858    $15,927         $991            $619        $1,652     $  278
                                      --------    --------   --------      -------         ------       --------   -------
Net interest income (FTE)             $20,041     $19,111    $17,257       $1,600           ($670)       $1,012     $  842
                                      --------    --------   --------      -------         ------      ---------   -------
                                      --------    --------   --------      -------         ------      ---------   -------

__________________________


(1) Castle BancGroup, Inc. acquired substantially all the assets and assumed substantially all the liabilities of Premier Home Financing, Inc. on May 24, 1995 in a transaction that was accounted for as a purchase. Assets, liabilities and equity balances were included in the averages from that date forward.

(2) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a blended federal and state tax rate of 38.75% in 1997 and 1996 and a federal tax rate of 34% in 1995.

(3) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.

(4) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

                                  TABLE 3
                   MATURITY OF INVESTMENT SECURITIES


THE FOLLOWING TABLE SETS FORTH THE MATURITY OF THE REGISTRANT'S INVESTMENT
PORTFOLIO: (DOLLARS IN THOUSANDS)


                                                                            AS OF DECEMBER 31, 1997
                                           --------------------------------------------------------------------------------------
                                                                                                                        CORPORATE
                                                                 U.S. GOVERNMENT AGENCIES      STATE AND POLITICAL     OBLIGATIONS
                                             U.S. TREASURY                                       SUBDIVISIONS(1)        AND OTHER
                                           ------------------       -------------------       --------------------       ------
                                            AMOUNT      YIELD        AMOUNT       YIELD        AMOUNT       YIELD        AMOUNT
                                            ------      -----        ------       -----        ------       -----        ------
SECURITIES AVAILABLE FOR SALE(2):
One year or less                           $ 4,022      6.99%       $ 3,485       5.08%       $ 1,569       10.12%           --
After one through five years                15,314      6.49%        13,946       6.36%         6,200        9.45%           --
After five through ten years                 2,892      6.45%        28,260       7.06%         1,579        8.37%           --
After ten years                                 --        --         34,060       7.66%           776        8.17%           --
Mortgage backed securities(3)                   --        --         15,570       7.02%            --          --            --
                                           -------      ----        -------       ----        -------       -----        ------
     Total debt securities                 $22,228      6.58%       $95,321       7.09%       $10,124        9.29%            0

Federal Home Loan Bank stock                                                                                             $1,472
Other equity securities                                                                                                     334
                                           -------      ----        -------       ----        -------       -----        ------
          Total securities available
           for sale                        $22,228      6.58%       $95,321       7.09%       $10,124        9.29%       $1,806
                                           -------      ----        -------       ----        -------       -----        ------
                                           -------      ----        -------       ----        -------       -----        ------

____________________
1 Yields were calculated on a tax equivalent basis assuming a blended federal and state tax rate of 38.75%.
2 At December 31, 1997, the Company did not own any investment securities from a single issuer other than the U.S. Federal Government, that represents greater than 10% of total equity capital.
3 Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.

                                      TABLE 4
                   ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE
                                   (IN THOUSANDS)

THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S LOAN PORTFOLIO BY MAJOR CATEGORY FOR EACH OF THE LAST FIVE YEARS.


                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1997       1996       1995       1994       1993
                                                   ----       ----       ----       ----       ----
Commercial, financial and agricultural           $ 73,908   $ 69,594   $ 63,197   $ 59,131   $ 59,014
Real estate mortgages                             208,502    186,613    159,928    141,651    135,984
Consumer                                           32,606     35,242     33,094     32,040     33,986
Leases                                                524        892      1,455        711        952
Student loans held for sale                             0          0          0      5,450          0
                                                 --------   --------   --------   --------   --------
     Gross Loans                                 $315,540   $292,341   $257,674   $238,983   $229,936

Less:
Unearned discount and deferred loan fees            2,352      3,172      3,074      2,951      2,700
Allowance for possible loan losses                  4,646      3,775      3,309      3,475      3,940
                                                 --------   --------   --------   --------   --------
     Net Loans                                   $308,542   $285,394   $251,291   $232,557   $223,296
                                                 --------   --------   --------   --------   --------
                                                 --------   --------   --------   --------   --------

SUMMARY OF LOAN LOSS EXPERIENCE:

Allowance for loan and lease losses, beginning   $  3,775   $  3,309   $  3,475   $  3,940   $  2,964
Amounts charged-off:
     Commercial, financial and agricultural            60        270        268        570        382
     Real estate mortgages                              0         53        175          0         47
     Consumer                                         678        783        547        398        348
                                                 --------   --------   --------   --------   --------
Total Charge-Offs                                $    738   $  1,106   $    990   $    968   $    777
                                                 --------   --------   --------   --------   --------

Recoveries on amounts previously charged-off:
     Commercial, financial and agricultural           274        236        133         90         55
     Real estate mortgages                              0         17          0         14          0
     Consumer                                         174         88        151         75         55
                                                 --------   --------   --------   --------   --------
Total Recoveries                                 $    448   $    341   $    284   $    179   $    110
                                                 --------   --------   --------   --------   --------

     Net Charges-Offs                            $    290   $    765   $    706   $    789   $    667

Provision charged to expense                        1,128      1,113        488        323      1,329
Addition to dealer reserve                             33        118         51          1          0
Addition due to purchase of subsidiary                  0          0          1          0        314
                                                 --------   --------   --------   --------   --------
     Allowance for Loan and Lease Losses, Ending $  4,646   $  3,775   $  3,309   $  3,475   $  3,940
                                                 --------   --------   --------   --------   --------
                                                 --------   --------   --------   --------   --------
Non-performing loans at year-end:
     Non-accrual                                 $  3,968   $  2,348   $  2,064   $  2,699   $  3,652
     Restructured                                     139        314        270        630        209
                                                 --------   --------   --------   --------   --------
Total Non-Performing Loans                       $  4,107   $  2,662   $  2,334   $  3,329   $  3,861
                                                 --------   --------   --------   --------   --------
                                                 --------   --------   --------   --------   --------

Past due 90 days or more, not included above          500        201         16        256        716
Other real estate, not included above                   0         75          0          0         48

RATIOS:
Allowance to year-end loans, net of unearned         1.48%      1.31%      1.30%      1.47%      1.73%
Allowance to non-performing loans                  113.12     141.81     141.77     104.39     102.05
Net charge-offs to average loans (gross)             0.10       0.28       0.29       0.34       0.33
Recoveries to charge-offs                           60.70      30.83      28.69      18.49      14.16
Non-performing loans to loans, net of unearned
     discount and deferred loan fees                 1.31       0.92       0.92       1.41       1.70


                                      TABLE 5
                      ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                   (IN THOUSANDS)

THE FOLLOWING TABLE SHOWS THE REGISTRANT'S ALLOWANCE FOR LOAN LOSSES FOR THE LAST FIVE YEARS.


                                      COMMERCIAL,
                                      FINANCIAL &      REAL ESTATE
                                      AGRICULTURAL     MORTGAGE          CONSUMER         LEASES         UNALLOCATED      TOTAL
                                      ------------     -----------       --------         ------         -----------      -----

December 31, 1997                       $1,779           $1,407           $1,247             $13             $200          $4,646
% of loans in category to total loans   23.42%           66.08%           10.33%           0.17%              N/A         100.00%

December 31, 1996                       $1,376           $1,130           $1,054             $15             $200          $3,775
% of loans in category to total loans   23.81%           63.83%           12.06%           0.30%              N/A         100.00%

December 31, 1995                       $1,420           $1,144           $  519             $26             $200          $3,309
% of loans in category to total loans   24.53%           62.07%           12.84%           0.56%              N/A         100.00%

December 31, 1994                       $1,655           $1,030           $  464             $26             $300          $3,475
% of loans in category to total loans   24.74%           59.27%           15.69%           0.30%              N/A         100.00%

December 31, 1993                       $2,237           $  963           $  414             $26             $300          $3,940
% of loans in category to total loans   25.67%           59.14%           14.78%           0.41%              N/A         100.00%


                                      TABLE 6
                     MATURITY AND INTEREST SENSITIVITY OF LOANS
                                   (IN THOUSANDS)

THE FOLLOWING TABLE SHOWS THE MATURITY OF THE REGISTRANT'S LOAN PORTFOLIO.


                                                                     AS OF DECEMBER 31, 1997
                                       ---------------------------------------------------------------------------
                                            TIME REMAINING TO MATURITY                    LOANS DUE AFTER ONE YEAR
                                       ------------------------------------               ------------------------
                                          DUE         ONE TO                                FIXED       FLOATING
                                         WITHIN     FIVE YEARS   AFTER FIVE                INTEREST     INTEREST
                                        ONE YEAR                   YEARS       TOTAL         RATE         RATE
                                        --------    ----------   ----------    -----       --------     --------
Commercial, financial & agricultural    $ 54,054     $ 18,053     $  1,801    $ 73,908     $ 16,872     $  2,982
Real estate mortgages                     81,170       90,387       36,945     208,502       79,807       47,525
Consumer                                   4,116       25,118        3,372      32,606       28,324          166
Leases                                       272          252        --            524           77          175
                                        --------     --------     --------    --------     --------     --------
    Total                               $139,612     $133,810     $ 42,118    $315,540     $125,080     $ 50,848
                                        --------     --------     --------    --------     --------     --------
                                        --------     --------     --------    --------     --------     --------

                                      TABLE 7
                                  AVERAGE DEPOSITS
                                   (IN THOUSANDS)

THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S AVERAGE DAILY DEPOSITS AND AVERAGE RATE PAID ON THE INTEREST BEARING DEPOSITS FOR EACH OF THE LAST FIVE
YEARS:


                                 DECEMBER 31,
               ------------------------------------------------
               NON-
               INTEREST  INTEREST
               BEARING   BEARING
               DEMAND    DEMAND    SAVINGS   TIME      TOTAL
               DEPOSITS  DEPOSITS  ACCOUNTS  DEPOSITS  DEPOSITS
               --------  --------  --------  --------  --------
1997 AVERAGE
     Balance   $40,589   $70,454   $72,899   $225,302  $409,244
     Rate          ---     2.74%     3.10%      5.79%     4.67%
1996 AVERAGE
     Balance    39,300    67,583    76,087    207,248   390,218
     Rate          ---     2.52%     3.14%      5.79%     4.59%
1995 AVERAGE
     Balance    36,732    65,951    75,884    181,746   360,313
     Rate          ---     2.51%     3.39%      5.67%     4.49%
1994 AVERAGE
     Balance    36,360    79,208    81,105    155,481   352,154
     Rate          ---     2.46%     2.96%      4.69%     3.69%
1993 AVERAGE
     Balance    32,263    70,882    72,008    133,434   308,587
     Rate          ---     2.89%     3.24%      5.06%     4.03%



THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S MATURITY DISTRIBUTION FOR ALL TIME DEPOSITS OF $100,000 OR MORE AS OF DECEMBER 31, 1997.


          MATURITY DISTRIBUTION FOR ALL TIME DEPOSITS OF $100,000 OR MORE
                                   (IN THOUSANDS)


                                                DECEMBER 31, 1997
                                   -----------------------------------------------
                                                         6
                                     3          3     THROUGH
                                   MONTHS    THROUGH     12       OVER
                                   OR LESS   6 MONTHS  MONTHS   12 MONTHS    TOTAL
                                   -------   -------- --------  ---------    -----
Time Deposits of $100,000 or more  $23,270   $13,075   $6,266    $16,944   $59,555


                                      TABLE 8
                               SHORT-TERM BORROWINGS
                           (DOLLAR FIGURES IN THOUSANDS)

THE FOLLOWING TABLE SETS FORTH A SUMMARY OF THE REGISTRANT'S SHORT-TERM BORROWINGS FOR EACH OF THE LAST THREE YEARS.


                                                          DECEMBER 31,
                                                -----------------------------
                                                  1997      1996       1995
                                                --------  --------  ---------
        Repurchase agreements                   $ 4,268    $ 2,756    $ 2,374
        Federal funds purchased                  21,850     10,000          0
        Federal Home Loan Bank Borrowings         7,932          0          0
        Other short-term borrowings               5,007      6,832      4,217
                                                -------    -------    -------
          Total                                 $39,057    $19,588    $ 6,591
                                                -------    -------    -------
                                                -------    -------    -------









                                      TABLE 9
                            RETURN ON EQUITY AND ASSETS

THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S RETURN ON AVERAGE ASSETS, RETURN ON AVERAGE EQUITY, DIVIDEND PAYOUT RATIO, AND AVERAGE EQUITY TO AVERAGE ASSET RATIO FOR THE LAST FIVE YEARS:

                                                                DECEMBER 31,
                                                ---------------------------------------------
                                                 1997      1996      1995      1994      1993
                                                ------    ------    ------    ------    ------
        Return on average assets                 0.62%     0.40%     0.80%      0.84%    0.94%

        Return on average equity                 8.43%     5.36%     9.94%     11.22%   13.56%

        Common stock dividend payout ratio      15.20%    22.44%    10.97%      9.43%    7.26%

        Average equity to average asset ratio    7.39%     7.47%     8.04%      7.44%    6.97%



ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS


DECEMBER 31, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------
                     ASSETS                                                                1997       1996
-----------------------------------------------------------------------------------------------------------
Cash and due from banks (note 3)                                                        $  11,377    10,617
Excess funds sold                                                                               0     1,950
-----------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                            11,377    12,567
-----------------------------------------------------------------------------------------------------------
Investment securities available for sale (note 4)                                         129,479   133,072
-----------------------------------------------------------------------------------------------------------
Mortgage loans held for sale, lower of cost or market                                      44,761    20,343
-----------------------------------------------------------------------------------------------------------
Loans     (note 5)                                                                        315,540   292,341
     Less:
          Allowance for possible loan losses  (note 5)                                      4,646     3,775
          Unearned income and deferred loan fees                                            2,352     3,172
-----------------------------------------------------------------------------------------------------------
Net loans                                                                                 308,542   285,394

Premises and equipment  (note 6)                                                           10,854    10,234
Goodwill, net of amortization                                                               4,495     5,062
Other assets                                                                                6,042     6,752
-----------------------------------------------------------------------------------------------------------
                                                                                        $ 515,550   473,424
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits:
          Non-interest-bearing                                                             42,589    43,233
          Interest-bearing  (note 7)                                                      381,094   360,876
-----------------------------------------------------------------------------------------------------------
Total deposits                                                                            423,683   404,109
     Short-term borrowings  (note 8)                                                       39,057    19,588
     Long-term debt   (note 9)                                                             10,250    10,150
     Other liabilities                                                                      5,698     4,615
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                         478,688   438,462
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Preferred stock, authorized 100,000 shares:
          7.75% cumulative preferred stock, no par value, 300 and
          2,600 shares issued and outstanding in 1997 and 1996, respectively (note 12)        300     2,600
     Common stock, $.33 par value; 5,000,000 shares authorized, 2,152,593 and
          2,072,619 shares issued and outstanding in 1997 and 1996, respectively              718       691
     Additional paid-in capital                                                             6,691     5,001
     Net unrealized gain on investment securities, net of tax  (note 10)                      577       447
     Retained Earnings  (Notes 13 and 14)                                                  28,576    26,223
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 36,862    34,962
Commitments and contingent liabilities (notes 15 and 16)
-------------------------------------------------------------------------------------------------------------
                                                                                        $ 515,550     473,424
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLDIATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS

YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------------------------------------
                                                                                  1997       1996      1995
-------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                                $  28,566    26,248    23,310
     Interest and dividends on investment securities:
          Taxable                                                                  8,325     6,945     7,281
          Nontaxable                                                                 582       747     1,035
     Interest on time deposits                                                         0         9        54
     Interest on excess funds sold                                                    33       303       452
     Interest on mortgage loans held for sale                                      1,557     2,185       518
-------------------------------------------------------------------------------------------------------------
Total interest income                                                             39,063    36,437    32,650
-------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                         17,228    16,090    14,526
     Interest on short-term borrowings                                             1,493       976       498
     Interest on long-term debt                                                      747       792       903
-------------------------------------------------------------------------------------------------------------
Total interest expense                                                            19,468    17,858    15,927
-------------------------------------------------------------------------------------------------------------
Net interest income before provision
     for possible loan losses                                                     19,595    18,579    16,723
Provision for possible loan losses  (note 5)                                       1,128     1,113       488
-------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                      18,467    17,466    16,235
-------------------------------------------------------------------------------------------------------------
Other operating income:
     Trust fees                                                       662            644       547        547
     Deposit service charges                                                         373       397        470
     Other service charges                                                         1,178     1,153      1,185
     Investment securities gains (losses), net  (note 4)                             210        41       (284)
     Gain on sale of land and buildings                                                0        23        322
     Mortgage loan origination income, net                                         6,546     5,172      3,980
     Other income                                                                    794       950        968
-------------------------------------------------------------------------------------------------------------
Total other operating income                                                       9,763     8,380      7,188
-------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits  (note 11)                                    15,336    14,465     11,570
     Net occupancy expense of premises                                             1,630     1,508      1,261
     Furniture and fixtures                                                        1,520     1,680      1,111
     Office supplies                                                                 436       474        394
     Outside services                                                                760     1,142        803
     Advertising expense                                                             494       632        416
     FDIC insurance assessment                                                        49         8        418
     Amortization expense-goodwill                                                   519       523        471
     Other expenses                                                                3,005     2,644      2,158
-------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                    23,749    23,076     18,602
-------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                       4,481     2,770      4,821
Income tax expense  (note 10)                                                      1,468       926      1,457
-------------------------------------------------------------------------------------------------------------
Net earnings                                                                    $  3,013     1,844      3,364
-------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                         $  2,811     1,643      3,026
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                                 $   1.35      .80       1.49
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                               $   1.34      .79       1.46
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

-------------------------------------------------------------------------------------------------------------
                                                                                       Net unrealized
                                                                                         gain (loss)
                                                                                             on
                                                          Preferred  Common              investment    Retained
                                                            stock    stock    Surplus    securities    earnings    Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                                $  5,350    664       3,772       (1,450)       22,337   30,673

Issuance of 66,553 shares of
     common stock                                              -       22         923          -             -        945
Redemption of preferred stock                               (2,750)    -          -            -             -     (2,750)
Change in unrealized gain (loss) on
     investment securities, net of tax                                 -          -          2,822           -      2,822
Net earnings                                                   -       -          -            -           3,364    3,364
Cash dividends on preferred stock                              -       -          -            -            (338)    (338)
Cash dividends on common stock
      (.18 per share)                                          -       -          -            -            (369)    (369)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                  2,600   686       4,695        1,372        24,994   34,347

Issuance of 15,488 shares of
     common stock                                              -        5         306          -             -        311
Change in unrealized gain (loss) on
     investment securities, net of tax                         -       -          -           (925)          -       (925)
Net earnings                                                   -       -          -            -           1,844    1,844
Cash dividends on preferred stock                              -       -          -            -            (201)    (201)
Cash dividends on common stock
      (.20 per share)                                          -       -          -            -            (414)    (414)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                              $  2,600    691       5,001          447        26,223   34,962

Issuance of 79,974 shares of
     common stock                                              -       27       1,690          -             -      1,717
Redemption of preferred stock                               (2,300)    -          -            -             -     (2,300)
Change in unrealized gain (loss) on
     investment securities, net of tax                         -       -          -            130           -        130
Net earnings                                                   -       -          -            -           3,013    3,013
Cash dividends on preferred stock                              -       -          -            -            (202)    (202)
Cash dividends on common stock
      (.22 per share)                                          -       -          -            -            (458)    (458)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                              $    300    718       6,691          577        28,576   36,862
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------
                                                                               1997       1996      1995
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Interest received                                                      $  38,535    35,721    33,359
     Fees received                                                              9,807     9,332     6,196
     Net increase in mortgage loans held for sale                             (24,418)   (6,859)  (13,484)
     Interest paid                                                            (19,041)  (17,872)  (15,427)
     Cash paid to suppliers and employees                                     (20,542)  (21,544)  (16,553)
     Income taxes paid                                                         (1,784)   (1,178)     (685)
----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                         (17,443)   (2,400)   (6,594)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
          Maturities of investment securities available for sale               30,060    46,554    29,178
          Sales of investment securities available for sale                    59,152    23,162    16,657
     Purchases of investment securities available for sale                    (85,310)  (68,622)  (40,622)
     Net increase in loans                                                    (23,519)  (35,378)  (20,776)
     Premises and equipment expenditures                                       (2,029)   (1,626)   (1,349)
     Proceeds from sale of land and building                                      -          45       912
     Net cash and cash equivalents used for acquisition
          of Subsidiary                                                           -         -      (2,028)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (21,646)  (35,865)  (18,028)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
          NOW accounts, and savings accounts                                   (1,841)    5,030     1,686
     Net increase in certificates of deposit                                   21,415    12,909    32,334
     Dividends paid on preferred stock                                           (202)     (201)     (338)
     Dividends paid on common stock                                              (458)     (414)     (369)
     Net proceeds from short-term debt                                         19,468    12,997    (2,047)
     Net proceeds of long-term debt                                               100      (850)     (800)
     Redemption of preferred stock                                             (2,300)       -     (2,750)
     Issuance of common stock                                                   1,717       311       945
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      37,899    29,782    28,661
----------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                        (1,190)   (8,483)    4,039

Cash and cash equivalents at beginning of year                                 12,567    21,050    17,011
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                    $  11,377    12,567    21,050
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

                                                                                        1997    1996     1995
---------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided
  by operating activities:
      Net earnings                                                                   $  3,013   1,844    3,364
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
          Depreciation and amortization                                                 2,065   2,122    1,732
          Provision for possible loan losses                                            1,128   1,113      488
          Losses (gains) on sale of investment
            Securities                                                                   (210)    (41)     284
          Gain on sale of land and building                                                -      (23)    (322)
          Increase (decrease) in:
            Income taxes payable                                                         (316)   (252)     774
            Interest payable                                                              426      51      499
            Unearned income                                                              (821)     98      123
            Other liabilities                                                           1,142     167    1,380
          Decrease (increase) in:
            Interest receivable                                                           363    (373)    (322)
            Other assets                                                                  254     194     (620)
          Increase in mortgage loans held for sale                                    (24,418) (6,859) (13,484)
          Discount accretion recorded as income                                          (380)   (794)    (877)
          Premium amortization charged against income                                     311     353      387
----------------------------------------------------------------------------------------------------------------
                                                                                     $(17,443) (2,400)  (6,594)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Schedule of Non-Cash Financing and Investing Activities:
----------------------------------------------------------------------------------------------------------------
Issuance of common stock for the acquisition of Premier
  Home Financing                                                                     $    -       -        637
----------------------------------------------------------------------------------------------------------------
A summary of the transactions in connection with the
  acquisition of and substantially all the assets and liabilities of Premier Home Financing in 1995 are as follows:
    Fair value of assets acquired                                                         -       -      9,723
    Excess of acquisition cost over fair value
      of assets acquired                                                                  -       -      1,922
    Acquisition cost                                                                      -       -     (2,968)
----------------------------------------------------------------------------------------------------------------
  Liabilities assumed                                                                $    -       -      8,677
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------
 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The consolidated financial statements of Castle BancGroup, Inc. and subsidiaries (Company) are prepared in conformity with generally accepted accounting principles and prevailing practices of the financial services industry which requires management to make estimates that affect the reported financial position and results of operations. Actual results could differ from those estimates. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

     (a)  BASIS OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, The Sandwich State Bank (SSB), First National Bank in DeKalb (FNB), Castle Finance Company
     (CFC), CasBanc Mortgage, Inc. (CMI), and SBI Illinois, Inc., which owns 100% of Castle Bank Harvard, N.A. (CBH) and The Bank of Yorkville (BOY) (Subsidiaries). Significant intercompany transactions and accounts have been eliminated in consolidation.

     (b)  INVESTMENT SECURITIES
     Investments in debt and equity securities have been classified as available for sale and reported at fair value. The amortized valued is adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Unrealized gains and losses, net of related deferred income taxes, are reported in stockholder's equity.

     Gains and losses from the sale of investment securities prior to maturity are computed under the specific identification method and are included in investment securities gains (losses), net, in the consolidated statement of earnings.

     (c)  MORTGAGE LOANS HELD FOR SALE
     Mortgage loans held for sale are valued at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements on an aggregate basis. Holding costs are treated as period costs.

     (d)  MORTGAGE LOAN ORIGINATION INCOME
     Gains or losses on sales and service release premiums of mortgage loans held for sale are recognized at the time the loans are purchased by the permanent investor and are based upon the difference between the selling price and the carrying value of the related mortgage loan sold. All mortgage loans are sold servicing released, and the related premiums are recognized at the time loans are sold. Points, application and other origination fees, net of appraisal, credit report and inspection costs, are recognized at closing on mortgage loans held for sale.

     (e)  LOANS
     Loans are carried at the principal balance outstanding. Interest on loans is computed on the principal balance outstanding, except that interest on certain consumer loans is recognized using the sum-of-the-months-digit method which is not materially different than the level yield method. No interest income on non-accrual and impaired loans is recognized until the principal is collected. Loans are generally placed on non-accrual status when they are past due 90 days as to either interest or principal. However, loans well secured and in the process of collection may remain on accrual status, at the judgment of senior credit management. A non-accrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future payments are no longer in doubt.

     Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured based on the present value of expected future cash flows, or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent, and for which management has determined foreclosure is probable, the measure of impairment is based on the fair value of the collateral less estimated disposal costs.

     (f)  LOAN FEES
     The Subsidiaries defer all material fees and costs associated with the origination of loans and leases. Such fees and costs are amortized, using a level yield method, over the period to maturity or sale date of the loans and leases.

     (g)  ALLOWANCE FOR POSSIBLE LOAN LOSSES
     An allowance for possible loan losses is maintained at a level deemed adequate by management to provide for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of specific loans, past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans deemed to be uncollectible are charged off and deducted from the allowance. The provision for possible loan losses and recoveries on loans previously charged off are added to the allowance.

     (h)  PREMISES AND EQUIPMENT
     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to expense on a straight-line or accelerated basis over the estimated useful lives of the respective assets, as follows: building and improvements, 15 to 40 years; and furniture, fixtures, and equipment, 3 to 10 years.

     (i)  GOODWILL
     The total cost of the Company's acquisitions of various subsidiaries exceeded their fair value of net assets acquired by approximately $7,814,000. This amount, net of accumulated amortization of $3,319,000 and $2,752,000 at December 31, 1997 and 1996, respectively, is shown as goodwill in the accompanying consolidated balance sheets and is being amortized on a straight line basis over 15 years.

     (j)  OTHER REAL ESTATE
     Other real estate owned includes foreclosures and property acquired in forgiveness of debt, and is included in other assets in the accompanying consolidated balance sheets. These properties are carried at the lower of cost or fair market value, less the estimated costs of disposal. Losses arising from the acquisition of property in full or partial satisfaction of loans are treated as loan losses. Any subsequent losses are charged to other expenses.

     (k)  INCOME TAXES
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (NOL) and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company and Subsidiaries file a consolidated Federal income tax return.

     (l)  EARNINGS PER SHARE
     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" retroactively for all years presented. Income for basic earnings per share (EPS) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number common shares outstanding, increased by the assumed conversion of the convertible preferred stock and exercise of the Company's stock options.

     The components of basic and diluted EPS for the years ended December 31, 1997, 1996, and 1995 were as follows: (DOLLARS IN THOUSANDS, EXCEPT SHARE
     DATA)


                                                                              1997         1996          1995
--------------------------------------------------------------------------------------------------------------
Basic EPS:
    Net Income                                                                3,013       1,844         3,364
    Less:  preferred stock dividends:                                          (202)       (201)         (338)
                                                                              -----       -----         -----
       Income available to common stockholders                                2,811       1,643         3,026
                                                                              -----       -----         -----
                                                                              -----       -----         -----
    Average common shares                                                 2,079,251   2,066,213     2,034,479
                                                                          ---------   ---------     ---------
                                                                          ---------   ---------     ---------
    Basic EPS                                                                  1.35         .80          1.49
                                                                               ----         ---          ----
                                                                               ----         ---          ----
Diluted EPS:
    Income available to common stockholders                                   2,811       1,643         3,026
    Assumed conversion of preferred stock (anti-dilutive in 1997 and 1996)      N/A         N/A           338
                                                                                ---         ---         -----
    Income available to common stockholders after assumed conversion          2,811       1,643         3,364
                                                                              -----       -----         -----
                                                                              -----       -----         -----
    Average common shares                                                 2,079,251   2,066,213     2,034,479

    Assumed conversion of preferred stock (anti-dilutive in 1997 and 1996)      N/A         N/A       272,762

    Assumed exercise of stock options                                        22,188      19,359         2,724
                                                                             ------      ------         -----

    Average common shares after assumed conversions                       2,101,439   2,085,572     2,309,965
                                                                          ---------   ---------     ---------
                                                                          ---------   ---------     ---------

    Diluted EPS                                                                1.34         .79          1.46
                                                                               ----         ---          ----
                                                                               ----         ---          ----
--------------------------------------------------------------------------------------------------------------

 (2) ACQUISITION
     On May 24, 1995, the Company, through its subsidiary CMI, acquired substantially all the assets and assumed substantially all liabilities of Premier Home Financing, Inc. (Premier) in a transaction that was accounted for as a purchase. The cost of the acquisition was approximately $2,968,000 which was paid in cash and common stock of the Company, which exceeded the fair value of net assets of Premier by approximately $1,922,000.

 (3) CASH AND DUE FROM BANKS
     Certain of the Company's subsidiary banks, which are members of the Federal Reserve System, are required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The reserves required to be maintained at the Federal Reserve Bank averaged $1,005,000 and $950,000 in 1997 and 1996, respectively.

 (4) INVESTMENT SECURITIES
     A comparison of amortized cost and fair value of investment securities available-for-sale at December 31, 1997 and 1996 follows: (DOLLARS IN THOUSANDS)


                                                                     December 31, 1997
                                                           ---------------------------------------
                                                                         Gross      Gross
                                                           Amortized  unrealized  unrealized  Fair
                                                             cost       gains       losses    value
-----------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
          obligations                                     $  101,495      657       (173)     101,979
     Obligations of state and political
          subdivisions                                         9,873      253         (2)      10,124
     Mortgage-backed securities                               15,397      218        (45)      15,570
-----------------------------------------------------------------------------------------------------
     Total debt securities                                $  126,765    1,128       (220)     127,673
-----------------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                         $    1,472      -           -         1,472
     Other equity securities                                     334      -           -           334
-----------------------------------------------------------------------------------------------------
     Total securities                                     $  128,571    1,128       (220)     129,479
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

                                                                     December 31, 1996
-----------------------------------------------------------------------------------------------------
                                                                         Gross     Gross
                                                          Amortized   unrealized unrealized  Fair
                                                             cost       gains      losses    value
-----------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
          obligations                                     $  101,081      898       (634)     101,345
     Obligations of state and political
          subdivisions                                        10,628      350        (73)      10,905
     Mortgage-backed securities                               19,574      290       (133)      19,731
-----------------------------------------------------------------------------------------------------
     Total debt securities                                   131,283    1,538       (840)     131,981
-----------------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                         $      967      -           -           967
     Other equity securities                                     124      -           -           124
-----------------------------------------------------------------------------------------------------
     Total securities                                     $  132,374    1,538       (840)     133,072
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

     The amortized cost and fair value of securities available-for-sale at December 31, 1997 and 1996 by contractual maturity, are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                          December 31, 1997      December 31, 1996
                                                          -----------------      -----------------
                                                         Amortized      Fair    Amortized     Fair
                                                           cost         value      cost       value
------------------------------------------------------------------------------------------------------
     Due in one year or less                              $  9,033      9,076     14,872      14,908
     Due after one year through five years                  35,121     35,460     54,661      54,954
     Due after five years through ten years                 32,474     32,731     42,176      42,388
     Due after ten years                                    34,740     34,836       -           -
------------------------------------------------------------------------------------------------------
                                                           111,368    112,103    111,709     112,250
     Mortgage-backed securities                             15,397     15,570     19,574      19,731
------------------------------------------------------------------------------------------------------
     Total debt securities                                 126,765    127,673    131,283     131,981
------------------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                            1,472      1,472        967         967
     Other equity securities                                   334        334        124         124
------------------------------------------------------------------------------------------------------
     Total securities                                     $128,571    129,479    132,374     133,072
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

     Gross gains of approximately $409,000, $162,000, and $79,000 occurred from security activity during 1997, 1996, and 1995, respectively. Gross losses of approximately $199,000, $121,000, and $363,000 occurred from security activity during 1997, 1996, and 1995, respectively. All security gains and losses were as a result of transactions involving available-for-sale securities.

     Investment securities carried at approximately $66,445,000 and $66,519,000 at December 31, 1997 and 1996, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

 (5) LOANS
     The composition of the loan portfolio at December 31 is as follows:
     (DOLLARS IN THOUSANDS)

                                                                            1997       1996
---------------------------------------------------------------------------------------------
     Commercial, financial, and agricultural                             $  73,908    69,594
     Real estate mortgage                                                  208,502   186,613
     Consumer                                                               32,606    35,242
     Lease financing receivables                                               524       892
---------------------------------------------------------------------------------------------
     Total                                                               $ 315,540   292,341
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

     The Company provides several types of loans to customers, including residential, construction, commercial and installment loans. The largest component of the loan portfolio is secured by residential and commercial real estate, or other interests in real property. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with varying credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risk, as it relates to the Company's business activities, tends to be geographically concentrated in that the majority of the customer base lies within the cities and surrounding communities served by the Company's Subsidiaries.

     The components of non-performing loans and leases are as follows at December 31: (DOLLARS IN THOUSANDS)

                                                                           1997       1996
---------------------------------------------------------------------------------------------
     Non-accrual loans and leases                                        $  3,968    2,348
     Restructured loans                                                       139      314
---------------------------------------------------------------------------------------------
     Total non-performing loans and leases                               $  4,107    2,662
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

     Loans past due 90 days or more and still accruing interest are not included above and totaled $500,000 and $201,000 at December 31, 1997 and 1996, respectively.

     Non-accrual and restructured loans and leases had the following effect on interest income for the years ended December 31: (DOLLARS IN THOUSANDS)

                                                                          1997 1996 1995
---------------------------------------------------------------------------------------------
     Income recognized                                                   $  27  138  105
     Income which would have been recognized under original terms          344  357  195
---------------------------------------------------------------------------------------------

    Impaired loan information at December 31, 1997 and 1996 is as follows:
    (DOLLARS IN THOUSANDS)

                                                                           1997    1996   1995
----------------------------------------------------------------------------------------------------
    Impaired loans for which a related allowance has been allocated      $   821  1,376  1,081
    impaired loans for which no allowance has been allocated               1,841    267    135
----------------------------------------------------------------------------------------------------
    Total loans determined to be impaired                                $ 2,662  1,643  1,216
----------------------------------------------------------------------------------------------------
    Allowance allocated to impaired loans, included in the allowance
    for possible loan losses                                             $   260    401    243
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

    Impaired loans averaged $2,152,000, $1,429,000, and $1,385,000 for the years ended December 31, 1997, 1996, and 1995, respectively. No interest was either recognized or received on these impaired loans during 1997, 1996 and 1995. The entire balance of impaired loans at December 31, 1997 and 1996 is classified as non-accrual and is included in the non-accrual loan and lease total presented above.

    At various times throughout the year, certain officers and directors of the Company and its affiliates have borrowed money from the subsidiary banks. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other bank customers.

    The following summarizes activity on loans, including renewals, made to related parties during 1997 and 1996: (DOLLARS IN THOUSANDS)

                                                                   1997              1996
-------------------------------------------------------------------------------------------
    Loans outstanding, beginning of year                         $  3,445           3,345
    New loans, renewals, and advances                               4,375           1,772
    Loan payments                                                  (3,652)         (1,672)
-------------------------------------------------------------------------------------------
    Loans outstanding, end of year                               $  4,168           3,445
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

    The following is a summary of activity in the allowance for possible loan losses: (DOLLARS IN THOUSANDS)

                                                                    1997    1996     1995
-------------------------------------------------------------------------------------------
      Balance, beginning of year                                 $  3,775   3,309   3,475
      Addition from acquisition of subsidiary                         -       -         1
      Provision charged to expense                                  1,128   1,113     488
      Additions to dealer reserves                                     33     118      51
      Recoveries on loans previously charged off                      448     341     284
-------------------------------------------------------------------------------------------
                                                                    5,384   4,881   4,299
      Less loans charged off                                          738   1,106     990
-------------------------------------------------------------------------------------------
      Balance, end of year                                       $  4,646   3,775   3,309
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

(6) PREMISES AND EQUIPMENT
    The components of premises and equipment at December 31 were as follows:
    (DOLLARS IN THOUSANDS)

                                                                          1997    1996
-----------------------------------------------------------------------------------------
     Land and land improvements                                        $  1,806   1,802
     Building and improvements                                           10,861  10,094
     Furniture, fixtures, and equipment                                   7,786   7,184
-----------------------------------------------------------------------------------------
                                                                         20,453  19,080
     Less accumulated depreciation                                        9,599   8,846
-----------------------------------------------------------------------------------------
     Total                                                             $ 10,854  10,234
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

 (7) DEPOSITS
     The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was $59,555,000 and $49,542,000 at
     December 31, 1997 and 1996, respectively. Included in these totals were $4,059,000 and $2,080,000 of brokered deposits at December 31, 1997 and 1996, respectively, with interest rates ranging from 6.10% to 6.75% in 1997 and 6.30% to 6.75% in 1996.

 (8) SHORT-TERM BORROWINGS
     The components of short-term borrowings at December 31 are as follows: (DOLLARS IN THOUSANDS)

                                             1997      1996
-------------------------------------------------------------
     Repurchase agreements                $  4,268     2,756
     Federal funds purchased                21,850    10,000
     Federal Home Loan Bank borrowings       7,932         -
     Other short-term borrowings             5,007     6,832
--------------------------------------------------------------
     Total                                $ 39,057    19,588
--------------------------------------------------------------
--------------------------------------------------------------

     The weighted average interest rate on short-term borrowings was 6.41% and 7.47% at December 31, 1997 and 1996, respectively.

     Other short-term borrowings (excluding treasury, tax, and loan borrowings) consists of the following line-of-credit agreements at December 31:

                                                  1997
                                               Outstanding
                                                Principal   Rate
-------------------------------------------------------------------------------
     $5,000,000 maturing January 27, 1998      3,250,000   7.59%
     $3,000,000 payable on demand                857,000   8.50%
-------------------------------------------------------------------------------

                                                           1996
                                                        Outstanding
                                                         Principal   Rate
---------------------------------------------------------------------------------------
     $5,000,000 maturing January 29, 1997                5,000,000   7.31%
     $3,000,000 maturing November 12, 1997, unsecured    1,124,000   8.25%
---------------------------------------------------------------------------------------

     The $5,000,000 line of credit is secured by outstanding stock of the Subsidiaries, which are 100% owned by the Company.
     Unsued lines of credit at December 31, 1997, and December 31, 1996, totaled $2,000,000 and $3,000,000, respectively.

     Federal Home Loan Bank borrowings are collateralized by Federal Home Loan Bank stock and first mortgage real estate loans. As of December 31, 1997, the notes mature from 1998 through 2004 and have variable interest rates with an average of 5.34%. Certain Federal Home Loan Bank borrowings with call features have been classified as short-term borrowings by the Company. SSB, FNB, and BOY have collateral pledge agreements whereby they have agreed to keep on hand at all time, free of all other pledges, loans, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank.

 (9) LONG-TERM DEBT
     Long-term debt at December 31, 1997 and 1996 consists of the following:
     (DOLLARS IN THOUSANDS)

                                                                              1997      1996
----------------------------------------------------------------------------------------------
     Amendment to the secured term loan dated May 1, 1992 with interest at the 180 day LIBOR rate plus 1.625% (7.53% at December 31,
       1997), principal payable in 6 semi-annual payments remaining
       from June 30, 1998 through December 31, 2000                         $  9,250   10,150
     Federal Home Loan Bank Borrowing
       (6.10% payable on December 22, 2000)                                 $  1,000        -
----------------------------------------------------------------------------------------------
                                                                            $  10,250  10,150
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

     Scheduled principal payments on long-term debt for the next five years, through maturity, are:

       Year ended
       December 31                                                    Amount
----------------------------------------------------------------------------
        1998                                                          $  950
        1999                                                           1,000
        2000                                                           8,300
----------------------------------------------------------------------------

     The long-term debt agreement with a balance outstanding of $9,250,000 at December 31, 1997, is secured by the stock of the subsidiaries and contains certain restrictive convenants, as further described in Note 13. The Company is required to maintain certain financial covenants related to its secured term loan. At December 31, 1997, CBH's ratio of non-performing assets to total loans and real estate loans was 5.3%, which was in excess of the quarterly maximum ratio required by the secured term loan of 3%.
     The Company has received a waiver from its lender regarding this violation as of December 31, 1997, and its lender has increased the maximum ratio to 4.5% through September 30, 1998.

(10) INCOME TAXES
     The components of Federal income tax expense (benefit) for 1997, 1996, and 1995 were as follows: (DOLLARS IN THOUSANDS)

                                                 1997         1996         1995
--------------------------------------------------------------------------------
     Current                                   $  2,088       1,290          986
     Deferred                                      (620)       (364)         471
--------------------------------------------------------------------------------
     Total                                     $  1,468         926        1,457
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The reasons for the difference between income taxes in the statements of earnings and the amount computed by applying the statutory Federal income tax rate of 34% in 1997, 1996 and 1995 are as follows: (DOLLARS IN THOUSANDS)

                                                         1997      1996      1995
------------------------------------------------------------------------------------
     Tax expense at statutory rate                     $  1,523     942      1,639
     Tax-exempt interest, net of premium amortization      (211)   (250)      (308)
     Nondeductible amortization                             156     169        174
     Investment losses                                        -       -        (82)
     Other, net                                               -      65         34
------------------------------------------------------------------------------------
     Total income tax expense                          $  1,468     926      1,457
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows: (DOLLARS IN THOUSANDS)

                                                          1997          1996
--------------------------------------------------------------------------------
     Deferred tax assets:
          Deferred loan fees                           $   85            139
          Allowance for loan losses                     1,127            578
          Other                                            13              -
          Deferred compensation                           257            248
          State net operating loss carryforwards           83            130
--------------------------------------------------------------------------------
     Total gross deferred tax assets                    1,565          1,095
     Less valuation allowance                             (33)           (34)
--------------------------------------------------------------------------------
     Net deferred tax assets                            1,532          1,061
--------------------------------------------------------------------------------
     Deferred tax liabilities:
          Purchase accounting adjustments                (554)          (591)
          Accretion on investments                        (57)          (149)
          Depreciation                                   (258)          (218)
          Unrealized gains on investment securities      (330)          (250)
          Net lease adjustment                            (63)           (80)
          Other, net                                      (43)           (86)
--------------------------------------------------------------------------------
     Total gross deferred tax liabilities              (1,305)        (1,374)
--------------------------------------------------------------------------------
     Net deferred tax assets (liabilities)             $  227           (313)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the capacity to carry back net operating losses, scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the valuation allowance at December 31, 1997 and 1996. The valuation allowance consists of Illinois NOL carryforwards relating to the acquisition of The Bank of Yorkville that are available for use only at this subsidiary.

     The Company has Illinois NOL carryfowards of $1,155,000 which will expire in varying amounts beginning December 31, 2005 through December 31, 2006.

(11) EMPLOYEE BENEFIT PLANS
     The Company maintains a profit-sharing plan which was amended in 1990. The amended plan covers substantially all officers and employees of the Company. Under provisions of the plan, the Company is required to make minimum annual contributions of 7.5% of net operating profits, as defined in the plan. Contributions by the Company to the plan totaled $672,000, $620,000, and $673,000 in 1997, 1996, and 1995, respectively.

     In 1995, the Company instituted a non-qualified supplemental employee profit sharing plan. The supplemental plan covers all officers and employees of the Company whose contributions under the qualified profit sharing plan were limited by the Internal Revenue Code of 1986 (the Code), as amended. Under the non-qualified plan, the Company is required to accrue a liability for the contribution that was limited by the Code. Contributions paid by the Company to the plan totaled approximately $15,000, $53,000, and $77,000 in 1997, 1996, and 1995, respectively.

     In 1992, the Company instituted an Employee Stock Purchase Plan (Plan) covering substantially all officers and employees of the Company. The Company incurs no costs associated with the Plan except for nominal administration expenses. The employees may purchase original issue Company stock at market prices up to a maximum limit established within the Plan.

     On December 23, 1994, the Company adopted a Stock Benefit Plan covering key managerial employees and non-employee directors of the Company and its Subsidiaries. The Stock Benefit Plan provides for the grant of incentive stock options, non-qualified stock options, limited rights, stock appreciation rights, and restricted stock. The Company may award options to acquire up to 150,000 shares of its outstanding common stock, with no options being granted after October 31, 2004. The exercise price on outstanding non-qualified stock options ranges from $14.00 to $22.00 per share at December 31, 1997. Non-qualified stock options issued are exercisable at not less than the current common stock market value at the date of grant. The outstanding options vest ratably over a four year term. The following table presents certain information pursuant to the Stock Benefit Plan, at December 31:

----------------------------------------------------------------------------------------
                                                   December 31, 1997   December 31, 1996
                                                   -----------------   -----------------
                                                             Average             Average
                                                    Shares    Price    Shares     Price
-----------------------------------------------------------------------------------------
     Options outstanding at beginning of year       113,100   $14.39    105,700   $14.13
     Options granted                                 17,750   $22.00      7,600   $18.00
     Options exercised                               (9,275)  $14.42         --       --
     Options forfeited                              (12,325)  $15.06       (200)  $15.00
-----------------------------------------------------------------------------------------
     Options outstanding at end of year             109,250   $15.55    113,100   $14.39
-----------------------------------------------------------------------------------------
     Options exercisable at end of year              47,800   $14.20     35,325   $14.11
-----------------------------------------------------------------------------------------
     Options available to grant under plan at end
       of year                                       31,675              37,100
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

     The Company applies APB opinion No. 25 and related interpretations in accounting for the Stock Benefit Plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1997            1996
     ----------------------------------------------------------------------
     Net Income                 As reported          $3,013          1,844
                                Pro forma             2,944          1,820
     ----------------------------------------------------------------------
     Basic earnings per share   As reported          $ 1.35            .80
                                Pro forma              1.32            .79
     ----------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

(12) PREFERRED STOCK

     In 1993, the Company issued 2,600 shares of Perpetual Preferred Stock. On December 31, 1997, the Company redeemed 2,300 shares of its outstanding Perpetual Preferred Stock. Of the 2,300 shares, 649 shares were redeemed for cash, and 1,651 shares were exchanged into 66,311 shares of the Company's common stock.

     The dividend rate on the remaining 300 shares of cumulative Perpetual Preferred Stock is fixed at 7.75% through December 7, 1998. This dividend rate then increases 25 basis points per year from December 7, 1999, through December 7, 2003, when the rate will be fixed at 9%. These shares are redeemable at the Company's discretion after five years from the issue date. Upon liquidation, these shares are entitled to the then calculated redemption value.

(13) DIVIDEND LIMITATIONS

     The amendment to the secured term loan agreement contains several restrictive covenants, including restrictions on dividends to stockholders, maintenance of various capital adequacy levels, and certain restrictions with regard to other indebtedness. Future cash dividends, in addition to dividends on preferred stock are limited to 50% of the Company's net after-tax earnings for the immediately preceding eight fiscal quarters of the Company. As of December 31, 1997, the Company had $1,556,000 of unrestricted earnings available for additional cash dividends.

     National banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Generally, the regulations provide that dividends are limited to net earnings for the current and two preceding years, reduced by dividends paid and transfers to permanent capital. At December 31, 1997, subject to minimum regulatory capital guidelines, FNB could, without prior approval of regulatory authorities, declare dividends of approximately $1,768,000, and CBH could, without prior approval of regulatory authorities, declare dividends of approximately $88,000.

     SSB and BOY are subject to state banking regulations which provide that dividends can be paid up to the amount of available undivided profits (as defined), subject to total capital adequacy considerations.

(14) REGULATORY CAPITAL REQUIREMENTS

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.
     The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. Management believes, as of December 31, 1997 and 1996, that the Company meets all capital adequacy requirements to which it is subject.

     The Company and subsidiaries were categorized as well capitalized at December 31, 1997 and 1996 under the regulatory capital framework for prompt corrective action. Minimum capital requirements and actual capital amounts and ratios as of December 31, 1997 and 1996 are as follows:
     (DOLLARS IN THOUSANDS)



                                                                         December 31, 1997
                                                              Actual            Regulatory     Minimum
                                                              Amount    Ratio     Amount        Ratio
--------------------------------------------------------------------------------------------------------
Total risk-based capital to risk-weighted assets:
     Castle BancGroup, Inc.                                  $35,988    10.67%   $26,994         8.00%
     First National Bank in DeKalb                            18,669    11.03%    13,539         8.00%
     The Sandwich State Bank                                   9,498    12.93%     5,878         8.00%
     Castle Bank Harvard, N.A.                                 6,679    13.28%     4,024         8.00%
     The Bank of Yorkville                                     5,248    13.05%     3,218         8.00%
--------------------------------------------------------------------------------------------------------
Tier I capital to risk-weighted assets:
     Castle BancGroup, Inc.                                  $31,770     9.42%   $13,497         4.00%
     First National Bank in DeKalb                            17,033    10.06%     6,769         4.00%
     The Sandwich State Bank                                   8,558    11.65%     2,939         4.00%
     Castle Bank Harvard, N.A.                                 6,045    12.02%     2,012         4.00%
     The Bank of Yorkville                                     4,817    11.98%     1,609         4.00%
--------------------------------------------------------------------------------------------------------
Tier I capital to average assets:
     Castle BancGroup, Inc.                                  $31,770     6.38%   $19,919         4.00%
     First National Bank in DeKalb                            17,033     6.93%     9,839         4.00%
     The Sandwich State Bank                                   8,558     7.65%     4,476         4.00%
     Castle Bank Harvard, N.A.                                 6,045     8.11%     2,983         4.00%
     The Bank of Yorkville                                     4,817     7.49%     2,572         4.00%


                                                                         December 31, 1996
                                                              Actual            Regulatory     Minimum
                                                              Amount    Ratio     Amount        Ratio
--------------------------------------------------------------------------------------------------------
Total risk-based capital to risk-weighted assets:
     Castle BancGroup, Inc.                                  $33,206    10.66%   $24,925         8.00%
     First National Bank in DeKalb                            17,093    12.43%    10,998         8.00%
     The Sandwich State Bank                                   9,058    12.70%     5,705         8.00%
     Castle Bank Harvard, N.A.                                 6,517    12.02%     4,339         8.00%
     The Bank of Yorkville                                     4,601    12.84%     2,866         8.00%
--------------------------------------------------------------------------------------------------------
Tier I capital to risk-weighted assets:
     Castle BancGroup, Inc.                                  $29,431     9.45%   $12,463         4.00%
     First National Bank in DeKalb                            15,788    11.48%     5,499         4.00%
     The Sandwich State Bank                                   8,167    11.45%     2,853         4.00%
     Castle Bank Harvard, N.A.                                 5,839    10.77%     2,170         4.00%
     The Bank of Yorkville                                     4,217    11.77%     1,433         4.00%
--------------------------------------------------------------------------------------------------------
Tier I capital to average assets:
     Castle BancGroup, Inc.                                  $29,431     6.39%   $18,414         4.00%
     First National Bank in DeKalb                            15,788     7.19%     8,778         4.00%
     The Sandwich State Bank                                   8,167     7.62%     4,285         4.00%
     Castle Bank Harvard, N.A.                                 5,839     7.93%     2,946         4.00%
     The Bank of Yorkville                                     4,217     7.25%     2,325         4.00%
--------------------------------------------------------------------------------------------------------

(15)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meeting the financing needs of its customers and to effectively manage its exposure to interest rate risk.

      Credit risk is the possibility that the Company will incur a loss due to the other party's failure to perform under its contractual obligations. The Company's exposure to credit loss in the event of non-performance by the other party with regard to commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for actual extensions of credit.

      Financial instruments representing potential credit risk at December 31, 1997 and 1996 are as follows: (DOLLARS IN THOUSANDS)

                                                       1997             1996
      ------------------------------------------------------------------------
      Standby letters of credit                      $  3,943          $ 4,999
      Commitments to extend credit                    138,647           90,657
      ------------------------------------------------------------------------
                                                     $142,590          $95,656
      ------------------------------------------------------------------------
      ------------------------------------------------------------------------

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved for commitments to extend credit and in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.

      The commitments to extend credit presented above included $81,250,000 and $34,000,000 at December 31, 1997 and 1996, respectively, relating to approved mortgage loan applications at CMI.

      At December 31, 1997 and 1996, the Company had commitments to sell approximately $68,131,000 and $23,023,000 of first mortgage loans. At December 31, 1997, commitments to sell consisted of loan-by-loan commitments with investors. At December 31, 1996, commitments to sell consisted of forward sales contracts for future sale to investors in the secondary market.

(16)  COMMITMENTS AND CONTINGENT LIABILITIES
      Because of the nature of their activities, the Company and Subsidiaries are subject to pending and threatened legal actions which arise in the normal course of business. In the opinion of management, based on the advice of legal counsel, the disposition of any known pending legal actions will not have a material adverse effect on the financial position of the Company.

(17)  FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
      Statement of Accounting Standards No 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair value for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

      (A)  CASH AND CASH EQUIVALENTS, AND EXCESS FUNDS SOLD
      The carrying amount of cash and cash equivalents approximate fair value because they mature daily and do not represent unanticipated credit risks.

      (B)  INVESTMENT SECURITIES
      The fair value of investment securities available-for-sale, with the exception of certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market values of similar instruments, adjusted for differences between the quoted instruments, and the instruments being valued.

      (C)  MORTGAGE LOANS HELD FOR SALE
      As of December 31, 1997 and 1996, the carrying value of the Company's mortgage loans held for sale was $44,761,000 and $20,343,000, respectively. The estimated fair value of these loans was $44,940,000 and $20,410,000 at December 31, 1997 and 1996, based on commitments to purchase from the end investors.

      (D)  LOANS
      Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential real estate, and consumer. Each loan category is further segmented into fixed and variable rate interest terms.

      The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.

      (E)  DEPOSIT LIABILITIES
      Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amounts payable on demand as of December 31, 1997 and 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.
      The discounted rate is estimated using the rates currently offered for deposits of similar maturities.

      (F)   SHORT-TERM BORROWINGS
      For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

      (G)   LONG-TERM BORROWINGS
      Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

      (H)  LOAN COMMITMENTS AND LETTERS OF CREDIT
      The subsidiary banks' letters of credit, lines of credit, and loan commitments are financial instruments as defined by Statement 107.
      The fair value of these financial instruments is based on the present value of the fees received for these services, which are not significant at December 31, 1997 and 1996.

      The estimated fair values of the Company's financial instruments at December 31 are as follows:



(DOLLARS IN THOUSANDS)

                                               1997                  1996
                                         -------------------  ---------------------
                                         CARRYING    FAIR       CARRYING     FAIR
                                          AMOUNT     VALUE       AMOUNT      VALUE
                                         -------------------  ---------------------
      Financial Assets:
        Cash and due from banks          $ 11,377   $ 11,377   $ 10,617      $ 10,617
        Excess funds sold                       -          -      1,950         1,950
        Investment securities available
          for sale                        129,479    129,479    133,072       133,072
        Mortgage loans held for sale       44,761     44,940     20,343        20,410
        Loans                             315,540    315,814    292,341       294,531
      Financial Liabilities
        Non-interest-bearing deposits      42,589     42,589     43,233        43,233
        Interest-bearing deposits         381,094    383,279    360,876       369,705
        Short-term borrowings              39,057    39,057      19,588        19,588
        Long-term borrowings               10,250    10,249      10,150        10,150

      LIMITATIONS
      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that annually contributes net fee income. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, deferred tax liabilities, property, plant, equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

(18)  CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
      The following is a summary of condensed financial information for the Parent Company only:
      (DOLLARS IN THOUSANDS)


                                               December 31
                                          ----------------------
      CONDENSED BALANCE SHEETS                1997        1996
      ----------------------------------------------------------
      Assets:
         Investments in subsidiaries        $  43,453     41,462
         Other assets                           6,412      8,702
      ----------------------------------------------------------
      Total assets                          $  49,865     50,164
      ----------------------------------------------------------
      ----------------------------------------------------------
      Liabilities and stockholders' equity:
         Liabilities                           13,003     15,202
         Stockholders' equity                  36,862     34,962
      ----------------------------------------------------------
      ----------------------------------------------------------
      Total liabilities and
         stockholders' equity               $  49,865     50,164
      ----------------------------------------------------------
      ----------------------------------------------------------

                                                           Years ended
                                                            December 31
                                                    ------------------------------
         CONDENSED STATEMENTS OF EARNINGS            1997       1996       1995
      ----------------------------------------------------------------------------
      Income - primarily subsidiary dividends       $ 5,405     5,611      8,413
      ----------------------------------------------------------------------------
      Expenses:
         Interest                                     1,081     1,082        902
         Other                                        4,420     3,867      3,228
      ----------------------------------------------------------------------------
      Total expense                                   5,501     4,949      4,130
      ----------------------------------------------------------------------------
      Earnings (loss) before income tax benefit and
         equity in undistributed earnings
         of subsidiaries                                (96)      662      4,283
      Income tax benefit                              1,248     1,128        796
      ----------------------------------------------------------------------------
      Earnings before equity in undistributed
         earnings of subsidiaries                     1,152     1,790      5,079
      Equity in undistributed earnings of
         subsidiaries                                 1,861        54          -
      Dividends received in excess of equity in
         earnings of subsidiaries                         -         -     (1,715)
      ----------------------------------------------------------------------------
      Net earnings                                 $  3,013     1,844      3,364
      ----------------------------------------------------------------------------
      ----------------------------------------------------------------------------
      Net earnings applicable to common stock      $  2,811     1,643      3,026
      ----------------------------------------------------------------------------
      ----------------------------------------------------------------------------

                                                                                            Years ended
                                                                                             December 31
                                                                                    ----------------------------
      CONDENSED STATEMENTS OF CASH FLOWS                                              1997       1996       1995
      ----------------------------------------------------------------------------------------------------------
      Reconciliation of net earnings to net cash provided by operating activities:
         Net earnings                                                                $ 3,013     1,844     3,364
         Adjustments to reconcile net earnings to net cash provided by operating activities:
              Equity in undistributed earnings of subsidiaries                        (1,861)      (54)        -
              Dividends received in excess of subsidiary earnings                          -         -     1,715
              Depreciation and amortization                                              514       595       420
              (Gain) loss on sale of fixed assets                                          1       (22)      (87)
            Increase (decrease) in:
              Income taxes payable                                                       141      (234)      (13)
              Other liabilities                                                          353        87       (27)
              Decrease (increase) in other assets                                         22       262      (605)
      ----------------------------------------------------------------------------------------------------------
         Cash flows provided by operating activities                                 $ 2,183     2,478     4,767
      ----------------------------------------------------------------------------------------------------------
         Cash flows from investing activities:
              Capital contribution to  subsidiary                                          -      (700)   (3,073)
              Loans to subsidiary                                                          -    (5,000)        -
              Other                                                                     (340)     (154)      267
      ----------------------------------------------------------------------------------------------------------
         Net cash used by investing activities                                          (340)   (5,854)   (2,806)
      ----------------------------------------------------------------------------------------------------------
         Cash flows from financing activities:
              Issuance of short-term debt                                                  -     5,000         -
              Repayment of short-term debt                                            (1,750)        -         -
              Redemption of preferred stock                                           (2,300)        -    (2,750)
              Issuance of common stock                                                 1,717       311       945
              Repayment of long-term debt                                               (900)     (850)     (800)
              Dividends paid                                                            (660)     (615)     (707)
       ----------------------------------------------------------------------------------------------------------
       Net cash provided (used in) financing activities                               (3,893)    3,846    (3,312)
      ----------------------------------------------------------------------------------------------------------
       Increase (decrease) in cash and cash equivalents                               (2,050)      470    (1,351)
       Cash and cash equivalents at beginning of year                                  2,050     1,580     2,931
      ----------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of year                                      $    (0)    2,050     1,580

      ----------------------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------------------
       Supplemented disclosure:
              Interest received                                                      $   334       290         -
              Interest paid                                                           (1,081)   (1,082)     (902)
      ----------------------------------------------------------------------------------------------------------
              Income taxes received from subsidiaries                                  2,794     2,248     1,600
              Income taxes paid by Parent Company                                     (1,784)   (1,370)     (725)
              Net income taxes received by Parent Company                              1,010       878       875
      ----------------------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT




Board of Directors

Castle BancGroup, Inc.:


We have audited the accompanying consolidated balance sheets of Castle BancGroup, Inc. and subsidiaries (Company) as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsiblity of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managment, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP


February 3, 1998
Chicago, Illinois

                                      PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1998 (Proxy Statement) under the captions "Proposal No. 1 - Election of Directors" (page 2) and "Section 16(a) Beneficial Ownership Reporting Compliance" which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS:

          The following financial statements are submitted herewith in response to Part II Item 8:

          Consolidated Balance Sheets as of December 31, 1997 and 1996.

          Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

     (b)  REPORTS ON FORM 8-K

          The registrant has not filed any reports on Form 8-K for the quarter ended December 31, 1997.

     (c)  EXHIBITS:

          3.1 Certificate of Incorporation of registrant as amended is incorporated herein by reference to Exhibit 3.1 of the registrant's Form 10-Q for the quarter end March 31, 1997.

          3.2  By-laws of the registrant as amended.

          4.2 Certificate of Designation by the Board of Directors establishing Class B Perpetual Preferred Stock dated November 15, 1993 is incorporated herein by reference to exhibit 4.1 of the registrant's Form 10-K for the year ended December 31, 1993.

          10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated herein by reference to Exhibit 4.1 of the registrant's Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

          21.1 Subsidiaries of Registrant.

          23.1 Consent of KPMG Peat Marwick LLP.

          27.1 Financial Data Schedule

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE BANCGROUP, INC.
(REGISTRANT)


     /s/  John W. Castle
----------------------------------------------
BY:    John W. Castle, Chairman of the
       Board, Chief Executive Officer
       and Director
Date:  March 11, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following the persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/  John W. Castle                     /s/  James N. McInnes
------------------------------          --------------------------
By:    John W. Castle                   By:    James N. McInnes
       Chairman of the Board,                  Director
       Chief Executive Officer          Date:  March 11, 1998
       (Principal Executive Officer)
       and Director
Date:  March 11, 1998



  /s/  Victoria S. Maher                  /s/  Donald E. Kieso
-------------------------------         ---------------------------
By:    Victoria S. Maher                By:    Donald E. Kieso
       Vice President and Controller           Director
       (Principal Financial Officer
       and Principal Accounting         Date:  March 11, 1998
       Officer)
Date:  March 11, 1998



  /s/  Robert T. Boey                     /s/  William R. Monat
-------------------------------         ---------------------------
By:    Robert T. Boey                   By:    William R. Monat
       Director                                Director
Date:  March 11, 1998                   Date:  March 11, 1998

                                   EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------

3.1 Certificate of Incorporation of registrant as amended is incorporated herein by reference to Exhibit 3.1 of the registrant's Form 10-Q for the year ended December 31, 1997.

3.2            By-laws of the registrant as amended.

4.2 Certificate of Designation by the Board of Directors establishing Class B Perpetual Preferred Stock dated November 15, 1993 is incorporated herein by reference to Exhibit 4.1 of the registrant's Form 10-K for the year ended December 31, 1993.

10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated here by reference to Exhibit 4.1 of the registrant's Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

21.1           Subsidiaries of Registrant.

23.1           Consent of KPMG Peat Marwick LLP.

27.1           Financial Data Schedule

                                    EXHIBIT 3.2
                                      BY-LAWS
                                         OF
                               CASTLE BANCGROUP, INC.

                              (A DELAWARE CORPORATION)

                                     ARTICLE 1

                             OFFICES; REGISTERED AGENT

         Section 1.1 REGISTERED OFFICE AND AGENT. The corporation shall maintain in State of Delaware a registered office and a registered agent whose business office identical with such registered office.

         Section 1.2. PRINCIPAL BUSINESS OFFICE. The corporation shall have its Principal business office at such location within or without the State of Delaware as the boar of directors may from time to time determine. The corporation may have other office within or without the State of Delaware.


                                     ARTICLE 2

                                  THE STOCKHOLDERS

         Section 2.1. ANNUAL MEETING. The annual meeting of the stockholders shall b held on the fourth Wednesday in April each year, at the hour of 2:00 p.m. or, if such date in any year shall be a legal holiday, such meeting shall be held on the next succeeding business day, provided, however, that a different date and/or time for holding the annual meeting of stockholders may be fixed from time to time by resolution of the Board of Directors. Each annual meeting of stockholders shall be the purpose of electing directors and for the transaction of such other business as m come before the meeting.

         Section 2.2. SPECIAL MEETING. Special meetings of the stockholders of the corporation may be called at any time by the board of directors, the chairman of the board, the president or the vice chairman and shall be called promptly by or at the direction of the secretary at the request in writing of the holders of outstanding share of stock of the corporation having not less than 33% of the voting power of all of the outstanding shares of stock of the corporation entitled to vote at elections of director provided that such request shall state the purpose or purposes of the proposed meeting.

         Section 2.3. PLACE OF MEETINGS. The board of directors may designate any place, either within or without the State of Delaware, as the place of meeting for any annual meeting or for any special meeting called by the board of directors, but if no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal business office of the corporation; provided, however, that for any meeting of the stockholders for which a waiver of notice designating a: place is signed by all of the stockholders, then that shall be the place for the holding of such meeting.

         Section 2.4. NOTICE OF MEETINGS. written or printed notice stating the place, date and hour of the meeting of the stockholders and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given to each stockholder of record entitled to vote at the meeting, not less than 10 nor more than 60 days before the date of the meeting, or in the case of a meeting called for the purpose of acting upon a merger or consolidation not less than 20 nor more than 60 days before the meeting. Such notice shall be given by or at the direction of the secretary. If mailed, such notice shall be deemed to be given when deposited in the United States mail addressed to the stockholder at his or her address as it appears on the records of the corporation, with postage thereon prepaid. If delivered (rather than mailed) to such address, such notice shall be deemed to be given when so delivered.

         When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken, unless the adjournment is for more than 30 days or unless a new record date is fixed for the adjourned meeting.

         Section 2.5. WAIVER OF NOTICE. A waiver of notice in writing signed by a stockholder entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Attendance of a stockholder in person or by proxy at a meeting of stockholders shall constitute a waiver of notice of such meeting except when the stockholder or his or her proxy attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

         Section 2.6. MEETING OF ALL STOCKHOLDERS. If all of the stockholders shall meet at any time and place, either within or without the State of Delaware, and shall, in writing signed by all of the stockholders, waive notice of, and consent to the holding of, a meeting at such time and place, such meeting shall be valid without call or notice, and at such meeting any corporate action may be taken.

         Section 2.7. RECORD DATES.

         (a) In order that the corporation may determine .the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than 60 nor less than 10 days before the date of such meeting (or 20 days if a merger or consolidation is to be acted upon at such meeting), nor more than 60 days prior to any other action.

         (b) If a record date has not been fixed as provided in preceding subsection (a), then:

              (i) The record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders of the corporation shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held;

             (ii) The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the board of directors is necessary, shall be the day on which the first written consent is expressed; and The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the board of directors is necessary, shall be the day on which the first written consent is expressed; and

            (iii) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the board of directors adopts the resolution relating thereto.

         (c) Only those who shall be stockholders of record on the record date so fixed as aforesaid shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to express such consent, or to receive payment of such dividend or other distribution, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding the transfer of any stock on the books of the corporation after the applicable record date.

         Section 2.8. LISTS OF SHAREHOLDERS. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least 10 days before each meeting of stock-holders, a complete list of the stockholders entitled to vote thereat, arranged in alphabetical order, and showing the address of and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, either at a place within the municipality where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where said meeting is to be held, and the list shall be produced and kept at the time and place of meeting during the whole time thereof, for inspection by any stockholder who may be present.

         Section 2.9. QUORUM AND VOTE REQUIRED FOR ACTION. A majority of the outstanding stock of the corporation entitled to vote at the meeting, represented in person or by proxy, shall constitute a quorum at any meeting of the stockholders; provided that if a quorum is not present, then holders who are present in person or by proxy representing a majority of the votes cast, may adjourn the meeting from time to time without further notice. If a quorum is present at any meeting of the stockholders, a majority of the votes entitled to be cast by those stockholders present in person or by proxy shall be the act of the stockholders, unless a different number of votes is required by statute or the certificate of incorporation of the corporation. At any adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the original meeting. Withdrawal of stockholders from any meeting shall not cause failure of a duly constituted quorum at that meeting.

         Section 2.10. CUMULATIVE VOTING. At all elections of directors of the corporation each stockholder entitled generally to vote for the election of directors shall be entitled to as many votes as shall equal the number of votes which (except for this provision as to cumulative voting) he would be entitled to cast for the election of directors with respect to his shares of stock multiplied by the number of directors to be elected, and he may cast all of such votes for a single director or may distribute them among the number to be voted for, or for any two or more of them as he may see fit.

         Section 2.11. PROXIES. Each stockholder entitled to vote at a meeting 6f--the stockholders or to express consent to corporate action - in writing without a meeting may authorize another person or persons to act for him by proxy, but no proxy shall be valid after three years from its date unless otherwise provided in the proxy. Such proxy shall be in writing and shall be filed with the secretary of the corporation before or at the time of the meeting or the giving of such written consent, as the case may be.

         Section 2.12. VOTING OF SHARES. Each stockholder of the corporation shall be entitled to such vote (in person or by proxy) for each share of stock having voting power held of record by such stockholder as shall be provided in the certificate of incorporation of the corporation or, absent provision therein fixing or denying voting . rights, shall be entitled to one vote per share.

         Section 2.13. VOTING BY BALLOT. Voting in any election of directors shall be by ballot unless otherwise provided in the certificate of incorporation of the corporation.

         Section 2.14. INSPECTORS. At any meeting of the stockholders the presiding officer may, or upon the request of any stockholder shall, appoint one or more persons as inspectors for such meeting. Such inspectors shall ascertain and report the number of shares represented at the meeting, based upon their determination of the validity and effect of proxies; count all votes and report the results; and do such other acts as are proper to conduct the election and voting with impartiality and fairness to all the stockholders. Each report of an inspector shall be in writing and signed by him or a majority of them if there is more than one inspector acting at such meeting. If there is more than one inspector, the report of a majority shall be the report of the inspectors. The report of the inspector or inspectors on the number of shares represented at the meeting and the results of the voting shall be prima facie evidence thereof.

                                     ARTICLE 3

                                     DIRECTORS

         Section 3.1. POWERS. The business and affairs of the corporation shall be managed under the direction of its board of directors which may do all such lawful acts and things as are not by statute or by the certificate of incorporation of the corporation or by these by-laws directed or required to be exercised or done by the stockholders.

         Section 3.2. NUMBER, ELECTION, AND QUALIFICATIONS. The number of directors shall -be not less than five (5) nor more than fifteen (15), with the exact number to be fixed from time to time pursuant to a resolution adopted by a majority of the Board of Directors then in office. The election of directors is subject to any provisions contained in the Certificate of Incorporation relating thereto, including any provisions for a classified Board of Directors. Directors need not be stockholders of the corporation.

         Section 3.3. VACANCY. Newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the board of directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled by a majority vote of the directors then in office, although less than a quorum, or by a sole remaining director. Directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of the class to which they have been elected expires. No decrease in the number of directors constituting the board of directors shall shorten the term of any incumbent director. Newly created directorships shall be allocated among the classes of directors so that each class of directors shall consist, as nearly as possible, of one-third of the total number of directors.

         Section 3.4. REGULAR MEETINGS. A regular organizational meeting of the board of directors shall be held immediately following the 'close of, and at the same place as each annual meeting of stockholders. The board of directors shall also hold quarterly meetings on the third Thursday. No notice of any such meetings, other than this by-law, shall be necessary in order legally to constitute the meeting, provided a quorum shall be present. In the event such meeting is not held at such time and place, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors or as shall be specified in a written waiver signed by all of the directors. The board of directors may provide, by resolution, the time and place for the holding of additional regular meetings without notice other than such resolution.

         Section 3.5. SPECIAL MEETINGS. Special meetings of the board may be called by the chairman of the board, the president, the vice chairman or any three (3) directors. The person or persons calling a special meeting of the board shall fix the time and place at which the meeting shall be held and such time and place shall be specified in the notice of such meeting.

         Section 3.6. NOTICE. Notice of any special meeting of the board of directors shall be given at least 12 hours previous thereto by written notice to each director at his or her business address or such other address as he or she may have advised the secretary of the corporation to use for such purpose. If delivered, such notice shall be deemed to be given when delivered to such address or to the person to be notified. If mailed, such notice shall be deemed to be given two business days after deposit in the United States mail so addressed, with postage thereon prepaid. If given by telegraph, such notice shall be deemed to be given the next business day following the day the telegram is given to the telegraph company. Such notice may also be given by telephone or other means not specified herein, and in each such case shall be deemed to be given when actually received by the director to be notified. Notice of any meeting of the board of directors shall set forth the time and place of the meeting. Neither the business to be transacted at, nor the purpose of, any meeting of the board of directors (regular or special) need be specified in the notice or waiver of notice of such meeting.

         Section 3.7. WAIVER OF NOTICE. A written waiver of notice, signed by a director entitled to notice of a meeting of the board of directors or of a committee of such board of which the director is a member, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice to that director. Attendance of a director at a meeting of the board of directors or of a committee of such board of which the director is a member shall constitute a waiver of notice of such meeting except when the director attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

         Section 3.8. QUORUM. At all meetings of the board of directors, a majority of the number of directors fixed by these by-laws shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors except as may be otherwise specifically provided by statute, the certificate of incorporation of the corporation or these by-laws. If a quorum shall not be present at any meeting of the board of directors, a majority of the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

         Section 3.9. ATTENDANCE BY CONFERENCE TELEPHONE. Members of the board of directors or any committee designated by the board may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at such a meeting.

         Section 3.10. PRESUMPTION OF ASSENT. A director of the corporation who is present at a duly convened meeting of the board of directors at which action on any corporate matter is taken shall be conclusively presumed to have assented to the action taken unless his or her dissent shall be entered in the minutes of the meeting or unless he or she shall file his or her written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered or certified mail to the secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

         Section 3.11. INFORMAL ACTION. Unless otherwise restricted by statute, the certificate of incorporation of the corporation or these by-laws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if a written consent thereto is signed by all the directors or by all the members of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the board of directors or of such committee.

         Section 3.12. COMPENSATION. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and at each meeting of a committee of the board of directors of which they are members. The board of directors, irrespective of any personal interest of any of its members, shall have authority to fix compensation of all directors for services to the corporation as directors, officers or otherwise.

         Section 3.13. REMOVAL. Subject to the rights of the holders of any class or series of Preferred Stock of the Corporation, any director, or the entire board of directors, may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least a majority of the outstanding shares of all classes of stock of the Corporation generally entitled to vote in the election of directors, considered for purposes of this Section as one class.

         Section 3.14. ELECTION, APPOINTMENT, SUCCESSION, AND MANDATORY RETIREMENT OF DIRECTORS

Definitions: Terms used in this paragraph 3.14 are defined as follows,

         COMPANY: Castle BancGroup, Inc., a Delaware corporation, or the corporate successor to Castle BancGroup, Inc.

         SUBSIDIARY:  A corporate subsidiary of the Company.

         BOARD: The Board of Directors of the Company or of a subsidiary.

         DIRECTOR: A person elected or appointed to a Board of Directors of the Company or of a Subsidiary.

         DISABILITY: A physical or mental condition which renders a Director or
                     Senior Officer incapable of fully performing his or her duties.

DETERMINATION OF DISABILITY SHALL BE IN THE SOLE DISCRETION OF THE BOARD and shall be made by a majority of the members of the Board meeting in a regular or in a special meeting called for that purpose.

Terms:

Director terms shall be staggered in the manner prescribed in the Company Articles of Incorporation.

Directors shall be elected for three year terms. No person shall be nominated for the office of Director who will reach mandatory retirement age before completion of the tenn for which the person is nominated.

Retirement:

Persons are elected by shareholders to the position of Director in the expectation that they will contribute leadership, energy, insight, business acumen, professional skill, high ethical and personal standards, and knowledge of the marketplace to the advancement of the Company and the interests of its shareholders.

When a Director's ability to meet those expectations is diminished it is in the interests of the Company and the Director that the Director retire from the Board.

Retirement Events:

Recognizing that it is inherently difficult for an individual director, or a board of directors, to recognize and act upon the fact that a director is no longer fully able to meet shareholder expectations, the Board mandates retirement of directors upon the occurrence of one or more of the following events:

-   A director reaches the age of 72 years.
- A director fails to attend annually at least seventy-five percent (75%) of the meetings of the Board and its committees on which the director serves.
- A director changes his or her employer or principal occupation unless mandatory retirement in such case is expressly waived by a majority of the Board.
- A director suffers a physical or mental disability and becomes unable to fully function as a director of the Company.

Effective Date, Extension:

Retirement shall be at the end of the calendar year in which a mandatory retirement event occurs unless the Board determines that retirement should be at an earlier date.

The Board may extend for a maximum of two years the term of a director whose retirement is mandated upon reaching the age of 72 years.

A director whose age mandates retirement at the date of the adoption of this policy may continue to serve as a director for an additional calendar year.


                                    ARTICLE 4

                                   COMMITTEES

         Section 4.1. COMMITTEES. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the board of directors with respect to the management of the business affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority of the board in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporate or a revocation of a dissolution, or amending the by-laws of the corporation; and, unless the resolution of these by-laws expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors and the board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Additionally, in the absence or disqualification of any member of such committee or committees, the member or members thereof present any meeting and not disqualified from voting, whether or not a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member.

         Section 4.2. COMMITTEE RECORDS. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

                                     ARTICLE 5

                                      OFFICERS

         Section 5.1. DESIGNATION; NUMBER; ELECTION. The board of directors, at its initial meeting and thereafter at its first regular meeting after each annual meeting of stockholders, shall choose the officers of the corporation. Such officers shall be a president, a chairman of the board, and a vice chairman, (each of whom shall be a director) and a secretary, and a treasurer, and such vice presidents, assistant secretaries and assistant treasurers as the board of directors may choose. The chairman of the board, the president and the vice chairman shall be elected; the other officers may be appointed by the board of directors. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board. Any two or more offices may be held by the same person. Except as provided in Article 6, election or appointment as an officer shall not of itself create contract rights.

         Section 5.2. SALARIES. The salaries of all officers and agents of the corporation chosen by the board of directors shall be fixed by the board of directors, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation.

         Section 5.3. TERM OF OFFICE; REMOVAL; VACANCIES. Each officer of the corporation chosen by the board of directors shall hold office until the next annual election or appointment of officers by the board of directors and until his or her successor is appointed and qualifies, or until his or her earlier death, resignation or removal in the manner hereinafter provided. Any officer or agent chosen by the board of directors may be removed at any time by the board of directors whenever in its judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Any vacancy occurring in any office of the corporation at any time or any new offices may be filled by the board of directors for the unexpired portion of the term.

         Section 5.4. PRESIDENT. The president shall be the principal executive officer of the corporation and, subject to the direction and control of the board of directors, shall be in charge of the business of the corporation. In general, the president shall discharge all duties incident to the principal executive office of the corporation and such other duties as may be prescribed by the board of directors from time to time. Without limiting the generality of the foregoing, the president shall see that the resolutions and directions of the board of directors are carried into effect except in those instances in which that responsibility is specifically assigned to some other person by the board of directors; and, except in those instances in which the authority to execute is expressly delegated to another officer or agent of the corporation or a different mode of execution is expressly prescribed by the board of directors, may execute for the corporation certificates for its shares of stock (the issue of which shall have been authorized by the board of directors), and any contracts, deeds, mortgages, bonds, or other instruments which the board of directors has authorized, and may (without previous authorization by the board of directors) execute such contracts and other instruments as the conduct of the corporation's business in its ordinary course requires, and may accomplish such execution in each case either under or without the seal of the corporation and either individually or with the secretary, any assistant secretary, or any other officer thereunto authorized by the board of directors, according to the requirements of the form of the instrument. The president may vote all securities which the corporation is entitled to vote except as and to the extent such authority shall be vested in a different officer or agent of the corporation by the board of directors.

         Section 5.5. VICE PRESIDENTS. The vice president (and, in the event there is more than one vice president, each of the vice presidents) shall render such assistance to the president in the discharge of his or her duties as the president may direct and shall perform such other duties as from time to time may be assigned by the president or by the board of directors. In the absence of the president or in the event of his or her inability or refusal to act, the vice president (or in the event there may be more than one vice president, the vice presidents in the order designated by the board of directors, or by the president if the board of directors has not made such a designation, or in the absence of any designation, then in the order of seniority of tenure as vice president) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. Except in those instances in which the authority to execute is expressly delegated to another officer or agent of the corporation or a different mode of execution is expressly prescribed by the board of directors or these by-laws, the vice president (or each of them if there are more than one) may execute for the corporation certificates for its shares of stock (the issue of which shall have been authorized by the board of directors), and any contracts, deeds, mortgages, bonds or other instruments which the board of directors has authorized, and may .-(without previous authorization by the board of directors) execute such contracts and other instruments as the conduct of the corporation's business in its ordinary course requires, and may accomplish such execution in each case either under or without the seal of the corporation and either individually or with the secretary, any assistant secretary, or any other officer thereunto authorized by the board of directors, according to the requirements of the form of the instrument.

         Section 5.6. CHAIRMAN OF THE BOARD. The chairman of the board shall preside at all meetings of the board of directors and at all meetings of the stockholders, including the annual meeting.

         Section 5.7. VICE CHAIRMAN OF THE BOARD. The vice chairman of the board shall preside at all meetings of the board of directors in the absence of the chairman of the board.

         Section 5.8. TREASURER. The treasurer shall be the principal accounting and financial officer of the corporation and as such shall perform all the duties incident to the office of treasurer and such other duties as from time to time may be assigned by the board of directors or the president. Without limiting the generality of the foregoing, the treasurer shall have charge of and be responsible for the maintenance of adequate books of account for the corporation and shall have charge and custody of all funds and securities of the corporation and be responsible therefor and for the receipt and disbursement thereof. If required by the board of directors, the treasurer shall give a bond for the faithful discharge of his or her duties in such sum and with such surety or sureties as the board of directors may determine.

         Section 5.9. SECRETARY. The secretary shall perform all duties incident to the office of secretary and such other duties as from time to time may be assigned by the board of directors or the president. Without limiting the generality of the foregoing, the secretary shall (a) record the minutes of the meetings of the stockholders and the board of directors in one or more books provided for that purpose and shall include in such books the actions by written consent of the stockholders and the board of directors;
(b) see that all notices are duly given in accordance with the provisions of these by-laws or as required by statute; (c) be the custodian of the corporate records and the seal of the corporation; (d) keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder; (e) sign with the president, or a vice president, or any other officer thereunto authorized by the board of directors, certificates for shares of stock of the Corporation (the issue of which shall have been authorized by the board of directors), and any contracts, deeds, mortgages, bonds, or other instruments which the board of directors has authorized, and may (without previous authorization by the board of directors) sign with such other officers as aforesaid such contracts and other instruments as the conduct of the corporation's business in its ordinary course requires, in each case according to the requirements of the form of the instrument, except when a different mode of execution is expressly prescribed by the board of directors; and (f) have general charge of the stock transfer books of the corporation.

         Section 5.10. ASSISTANT TREASURERS AND ASSISTANT SECRETARIES. The assistant treasurers and assistant secretaries shall perform such duties as shall be assigned to them by the treasurer, in the case of assistant treasurers, or the secretary, in the case of assistant secretaries, or by the board of directors or president in either case. Each assistant secretary may sign with the president, or a vice president, or any other officer thereunto authorized by the board of directors, certificates for shares of stock of the corporation (the issue of which shall have been authorized by the board of directors), and any contracts, deeds, mortgages, bonds, or other instruments which the board of directors has authorized, and may (without previous authorization by the board of directors) sign with such other officers as aforesaid such contracts and other instruments as the conduct of the corporation's business in its ordinary course requires, in each case according to the requirements of the form of the instrument, except when a different mode of execution is expressly prescribed by the board of directors. The assistant treasurers shall, if required by the board of directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the board of directors shall determine.

         Section 5.11. DEFINITIONS: Senior Officer(s) referred to in this Paragraph 5.11 and Paragraph 5.12 which follows are the Chief Executive Officer, the Chief Operating Officer, and Senior Vice Presidents of Castle BancGroup, Inc., and the Chief Executive Officer and the second most senior management position of each Castle BancGroup, Inc. subsidiary.

Retirement

Senior Officers shall retire from their position not later than the end of the calendar year in which they attain the age of 68 years. Senior Officers may be offered a position with the Company at a lesser title and reduced total compensation upon retirement from a Senior Officer's position. NOTWITHSTANDING THE FOREGOING, THE BOARD IN ITS DISCRETION MAY OFFER AN EMPLOYEE ACCEPTING A LESSER TITLE UPON RETIREMENT ADDITIONAL BENEFITS SUCH AS STOCK OPTIONS AD PARTICIPATION IN PROFIT SHARING AND BONUS PROGRAMS.

         Section 5.12 VACANCY. A vacancy may occur in the position of a Senior Officer through resignation, retirement, discharge, death, or through Board determination of disability and declaration that a vacancy exists in a Senior Officer position.

In the event a vacancy occurs in a Senior Officer's position such officer's duties shall be assumed on an acting basis by the next senior officer until the Board has made such assumption of duties permanent or has filled the vacancy in some other manner. The order of succession shall be as follows,

                               CASTLE BANCGROUP, INC.

1.   Chairman and Chief Executive Officer.
2.   President and Chief Operating Officer.
3.   Senior Vice President, marketing and retail services delivery.
4.   Senior Vice President, operations, information systems, human resources.
5.   Subsidiary President/Chief Executive Officer most senior in position.

                                     SUBSIDIARY

1.   President and Chief Executive Officer
2.   Executive Vice-president.
3.   Next senior officer.


                                     ARTICLE 6

                                  INDEMNIFICATION

         Section 6. 1. CLAIM BROUGHT BY THIRD PARTIES. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened,. pending or completed action, suit or proceeding, whether civil, criminal administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was or has agreed to become a director or officer of the corporation, or is or was serving or has agreed to serve at the request of the corporation. As a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action alleged to have been taken or omitted by such person in such capacity, against costs, charges and other expenses (including attorneys' fees) ("Expenses"), -judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he .acted in good faith and in a manner he reasonably believed to be in or not opposed to the best, interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contenders or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests -of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

         Section 6.2. CLAIM BY OR IN THE RIGHT OF THE CORPORATION. The corporation shall indemnify any person who was or is-a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was or has agreed to become a director of the corporation, or is or was serving or has agreed to serve at the -request of the corporation as a director or officer of another corporation, -partnership, joint venture, trust or other enterprise, or by reason of any action alleged to have been taken or omitted by such person in such capacity, against Expenses actually and reasonably incurred by him in connection with the investigation, defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such Expenses which the Court of Chancery of the State of Delaware or such other court shall deem proper.

         Section 6.3. ADDITIONAL INDEMNIFICATION. In addition to the indemnification provided for in Section 6.1 and Section 6.2, the corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of another corporation, partnership, joint venture, trust or other enterprise by reason of the fact that he is or was serving or has agreed to serve at the request of the corporation as a director of such other corporation, partnership, joint venture, trust or other enterprise against Expenses, judgments, fines and amounts-paid in settlement actually and reasonably incurred by him in connection with such action or suit and any appeal thereof for breach of fiduciary duty as such director, except for liability (i) for breach of the duty of loyalty to such other corporation, ,.partnership, joint venture, trust or other enterprise; (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law; (iii) for unlawful payment of a dividend or unlawful purchase or redemption of stock; or (iv) for any transaction from which the director derived an improper personal benefit.

         Section 6.4. SUCCESSFUL DEFENSE. To the extent that any person referred to in Section 6.1, Section 6.2 or Section 6.3 has been successful on the merits or otherwise, including, without limitation, the dismissal of an action without prejudice, in defense of any action, suit or proceeding referred to therein or in defense of any claim, issue or matter therein, he shall be indemnified against Expenses actually and reasonably incurred by him in connection therewith.

         Section 6.5. DETERMINATION OF CONDUCT. Any indemnification under
Section 6.1, Section 6.2, or Section 6.3 (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination -that indemnification of any person referred to in Section 6.1,
Section 6.2 or Section 6.3 is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 6.1, Section 6.2 or
Section 6.3. Such determination shall be made (a) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (b) if such quorum is not obtainable, or, even if obtainable and a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (c) by the stockholders.

         Section 6.6. ADVANCE PAYMENT. Expenses incurred by any person referred to in Section 6.1 Section 6.2 or Section 6.3 in defending a civil or criminal action, suit or proceeding ;hall be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt by the corporation of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as provided in this Article 6.

         Section 6.7. BY-LAW NOT EXCLUSIVE; CHANGE in Law. The indemnification and advancement of Expenses provided by, or granted pursuant to, this Article 6 shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of Expenses may be entitled under any law (common or statutory), by-law, agreement, vote of stockholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and -administrators of such a person. Notwithstanding the provisions of this Article 6, the corporation shall indemnify and make advancement of Expenses to any person referred to in Section 6.1, Section 6.2 or
Section 6.3 to the fullest extent permitted under the laws of the State of Delaware and any other applicable laws, as they now exist or as they may be amended in the future.

         Section 6.8. CONTRACT RIGHTS. All rights to indemnification and -advancement of Expenses provided by this Article 6 shall be deemed to be a contract between the corporation and each person referred to in Section 6.1,
Section 6.2 or Section 6.3. Any repeal or modification of this Article 6 or any repeal or modification of relevant provisions of the General Corporation Law of the State of Delaware or any other applicable law shall not in any way diminish any rights to indemnification or advancement of Expenses with respect to any state of facts then or previously existing or any action, suit or proceeding previously or thereafter brought or threatened based in whole or in part on such state of facts.

         Section 6. 9. INSURANCE. The corporation shall have power to purchase and maintain insurance on behalf of any person referred to in
Section 6.1, Section 6.2 or Section 6.3 against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of the Certificate of Incorporation of the corporation, of this Article 6 or of Section 145 of the General Corporation Law of the State of Delaware.

         Section 6.10. INDEMNIFICATION OF EMPLOYEES OR AGENTS. The Board of Directors may, by resolution, extend the provisions of this Article 6 pertaining to indemnification and advancement of Expenses to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding by reason of the fact that he is or was or has agreed to become an employee or agent of the corporation, or is or was serving or has agreed to serve at the request of the corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

         Section 6.11. DEFINITION OF CORPORATION. For purposes of this
Article 6, references to "the corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents so that any person who is or was or has agreed to become a director, officer, employee or agent of such constituent corporation, or is or was serving or has agreed to serve at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position -under the provisions of this
Article 6 with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

         Section 6.12. EMPLOYEE BENEFIT PLANS. For purposes of this Article 6, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee or agent with respect to any employee benefit plan, its participants.: or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed -to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" as referred to in this Article 6.


                                     ARTICLE 7

                      CERTIFICATES OF STOCK AND THEIR TRANSFER

         Section 7.1. FORM AND EXECUTION OF CERTIFICATES. Every holder of stock in the corporation shall be entitled to have a certificate signed by, or in the name of the corporation by the president or a vice president and by the secretary or an assistant secretary of the corporation, certifying the number of shares owned. Such certificates shall be in such form as may be determined by the board of directors. During .the period while more than one class of stock of the corporation is authorized there will be set forth on the face or back of the certificates which the corporation shall issue to represent each class or series of stock a statement that the corporation will furnish, without charge to each stockholder who so requests, the designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights. In case any officer, transfer agent or registrar of the corporation who has signed, or whose facsimile signature has been placed upon, any such certificate shall have ceased to be such officer, transfer agent or registrar of the corporation before such certificate is issued by the corporation, such certificate may nevertheless be issued and delivered by the corporation with the same effect as if the officer, transfer agent or registrar who signed, or whose facsimile signature was placed upon, such certificate had not ceased to be such officer, transfer agent or registrar of the corporation.

         Section 7.2. REPLACEMENT CERTIFICATES. The board of directors may direct a new certificate to be issued in place of any certificate evidencing shares of stock of the corporation theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of the fact by the person claiming the certificate to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as it shall require and may require such owner to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed. The board of directors may delegate its authority to direct the issuance of replacement stock certificates to the transfer agent or agents of the corporation upon such conditions precedent as may be prescribed by the board.

         Section 7.3. TRANSFERS OF STOCK. Upon surrender to the or the transfer agent to the corporation of a for shares of stock of the corporation duly accompanied by proper evidence of succession, or other-authority to transfer, it shall be the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books, provided the corporation or a transfer agent of the corporation shall not have received a notification of adverse interest and that the conditions of Section 8-401 of Title 6 of the Delaware Code have been met.

         Section 7.4. REGISTERED STOCKHOLDERS. The corporation shall be entitled to treat the holder of record (according to the books of the corporation) of any share or shares of its stock as the holder in fact thereof and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other party whether or not the corporation shall have express or other notice thereof, except as expressly provided by the laws of the State of Delaware.

                                     ARTICLE 8

                       CONTRACTS, LOANS, CHECKS AND DEPOSITS

         Section 8.1. CONTRACTS. The board of directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances; provided, however, that this S 8.1 shall not be a limitation on the powers of office granted under Article 5 of these bylaws.

         Section 8.2. LOANS. No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the board of directors. Such authority may be general or confined to specific instances.

         Section 8.3. CHECKS, DRAFTS AND OTHER INSTRUMENTS. All checks, drafts or other orders for the payment of money and all notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers or such agent or agents of the corporation and in such manner as from time to time may be determined by the resolution of the board of directors or by an officer or officers of the corporation designated by the board of directors to make such determination.

         Section 8.4. DEPOSITS. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the board of directors, or an officer or officers designated by the board of directors, may select.

                                     ARTICLE 9

                              MISCELLANEOUS PROVISIONS

         Section 9.1. DIVIDENDS. Subject to any provisions of any applicable statute or of the certificate of incorporation, dividends may be declared upon the capital stock of the corporation by the board of directors at any regular or special meeting thereof; and such dividends may be paid in cash, property or shares of stock of the corporation.

         Section 9.2. RESERVES. Before payment of any dividends, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the board of directors from time to time, in its discretion, determines to be proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the board of directors shall determine to be conducive to the interests of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

         Section 9.3. VOTING STOCK OF OTHER CORPORATIONS. In the absence of specific action by the board of directors, the president shall have authority to represent the corporation and to vote, on behalf of the corporation, the securities of other corporations, both domestic and foreign, held by the corporation.

         Section 9.4. FISCAL Year. The fiscal year of the corporation shall begin on the first day of January in each year and end on the last day of the next following December.

         Section 9.5. SEAL. The corporate seal shall have inscribed thereon the name of the corporation and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to-be impressed or affixed or reproduced or otherwise applied.

         Section 9.6. SEVERABILITY. If any provision of these by-laws, or its application thereof to any person or circumstances, is held invalid, the remainder of these by-laws and the application of such provision to other persons or circumstances shall not be affected thereby.

         Section 9.7. AMENDMENT. These by-laws may be amended or repealed, or new by-laws may be adopted, by the board of directors of the corporation. These by-laws may also be amended or repealed, or new by-laws may be adopted, by action taken by the stockholders of the corporation.