Form 10-Q
period 1998-03-31
CASTLE BANCGROUP INC
filed 1998-05-14
CIK 723043

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                ---------------------------------------------------

                                      FORM 10-Q

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                         OR

            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                  TRANSITION PERIOD FROM _________ TO ___________

                ---------------------------------------------------
                            Commission File No. 0-25914
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

The registrant had 2,161,139 shares of Common Stock outstanding as of April 30, 1998.

                                       PART I


ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

-----------------------------------------------------------------------------------------------
     ASSETS                                               March 31, 1998      Dec. 31, 1997
                                                            Unaudited
-----------------------------------------------------------------------------------------------
Cash and due from banks                                      $   9,160           11,377
Excess funds sold                                                    0                0

Total cash and cash equivalents                                  9,160           11,377
-----------------------------------------------------------------------------------------------
Investment securities (note 2)                                 134,965          129,479

Mortgage loans held for sale, lower of cost or market           37,578           44,761

Loans (note 3)                                                 303,975          315,540
  Less:
    Allowance for possible loan losses (no                       4,549            4,646
    Unearned income and deferred loan fees                       2,350            2,352
-----------------------------------------------------------------------------------------------
Net loans                                                      297,076          308,542

Premises and equipment                                          10,926           10,854
Goodwill, net of amortization                                    4,366            4,495
Other assets                                                     6,789            6,042
-----------------------------------------------------------------------------------------------
                                                             $ 500,860          515,550
-----------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                                      $  41,864           42,589
    Interest-bearing                                           377,067          381,094
-----------------------------------------------------------------------------------------------
Total deposits                                                 418,931          423,683

  Short-term borrowings                                         28,355           39,057
  Long-term debt                                                10,250           10,250
  Other liabilities                                              5,036            5,698

Total liabilities                                              462,572          478,688
-----------------------------------------------------------------------------------------------
Stockholders' equity:

  Preferred stock, authorized 100,000 shares:
    7.75% cumulative preferred stock, no par value;
    300 shares issued and outstanding                              300              300
  Common stock, $.33 par value; 5,000,000 shares authorized,
    2,160,677 and 2,152,593 shares issued and outstanding in
    1998 and 1997, respectively                                    720              718
  Additional paid-in capital                                     6,874            6,691
  Accumulated other comprehensive earnings, net of tax             496              577
  Retained earnings                                             29,898           28,576
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                      38,288           36,862
Commitments and contingent liabilities
-----------------------------------------------------------------------------------------------
                                                              $500,860          515,550
-----------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENT OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
------------------------------------------------------------------------------------------------------
                                                                                Unaudited
                                                                              3 Months Ended
                                                                      Mar. 31, 1998     Mar. 31, 1997
------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                          $ 7,127            6,839
     Interest and dividends on investment securities:
          Taxable                                                          2,060            1,993
          Nontaxable                                                         148              157
     Interest on time deposits                                                 0                0
     Interest on excess funds sold                                             7               47
     Interest on mortgage loans held for sale                                534              237

Total interest income                                                      9,876            9,273
------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                  4,370            4,034
     Interest on short-term borrowings                                       396              309
     Interest on long-term debt                                              176              183
Total interest expense                                                     4,942            4,526
------------------------------------------------------------------------------------------------------
Net interest income before provision
     for possible loan losses                                              4,934            4,747
Provision for possible loan losses                                           127              205

Net interest income after provision for possible loan losses               4,807            4,542
------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                              183              148
     Deposit service charges                                                  86               90
     Other service charges                                                   281              262
     Investment securities gains (losses), net (note 2)                        0               (7)
     Mortgage loan origination income, net                                 2,487            1,073
     Other income                                                            294              202

Total other operating income                                               3,331            1,768
------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                        4,050            3,717
     Net occupancy expense of premises                                       435              435
     Furniture and fixtures                                                  348              413
     Office supplies                                                         132              100
     Outside services                                                        251              232
     Advertising expense                                                     126              140
     FDIC insurance assessment                                                16               14
     Postage & courier                                                       142              112
     Amortization expense - goodwill                                         130              131
     Other expenses                                                          515              485

Total other operating expenses                                             6,145            5,779
------------------------------------------------------------------------------------------------------
Earnings before income taxes                                               1,993              531
Income tax expense                                                           664              134
------------------------------------------------------------------------------------------------------
Net earnings                                                             $ 1,329              397
------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                  $ 1,322              347
------------------------------------------------------------------------------------------------------
Basic earnings per common share                                          $  0.61             0.17

Diluted earnings per common share                                        $  0.61             0.17
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (DOLLARS IN THOUSANDS)


                                                   Accumulated
                                                     Other
                                        Retained  Comprehensive   Preferred      Common
                               Total    Earnings     Earnings       Stock         Stock   Surplus
----------------------------------------------------------------------------------------------------
 Balance at January 1, 1998  $36,862    $28,576         $577         $300          $718    $6,691
Comprehensive Earnings

   Net Earnings                1,329      1,329
   Unrealized loss on
      investment securities
      (net of deferred tax                               (81)
       benefit of $51)           (81)
                             ---------
Total comprehensive earnings   1,248
                             ---------
Issuance of 8,165 shares
   of common stock               185                                                2       183
Cash dividends on
   preferred stock                (7)        (7)

----------------------------------------------------------------------------------------------------------
Balance at March 31, 1998    $38,288    $29,898          $496          $300          $720    $6,874
----------------------------------------------------------------------------------------------------------

 Disclosure of reclassification amount:

 Unrealized holding losses arising during the period     $(81)

    Less: reclassification adjustment for gains/losses
        included in net income                             0
                                                         -----

Net unrealized losses on securities                      $(81)
                                                         -----
                                                         -----


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENT OF CASH FLOWS (DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------
                                                                              Unaudited
                                                                           3 MONTHS ENDED
                                                                           --------------
                                                                     Mar. 31, 1998    Mar. 31, 1997
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Interest received                                              $   9,295            9,213
     Fees received                                                      3,409            1,792
     Net (increase)/decrease in mortgage loans held for sale            7,183            5,850
     Interest paid                                                     (4,821)          (4,480)
     Cash paid to suppliers and employees                              (7,427)          (6,109)
     Income taxes paid                                                    (23)            (587)
-----------------------------------------------------------------------------------------------------
Net cash (used in)/provided by operating activities                     7,616            5,679
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
          Maturities of investment securities available for sale        7,229            7,795
          Sales of investment securities available for sale                 0            5,260
     Purchases of investment securities available for sale            (12,704)         (16,387)
     Net (increase)/decrease in loans                                  11,324           (4,371)
     Premises and equipment expenditures                                 (406)            (626)
-----------------------------------------------------------------------------------------------------
Net cash (used in)/provided by investing activities                     5,443           (8,329)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase/(decrease) in demand deposits,
          NOW accounts, and savings accounts                           (8,786)          (8,040)
     Net increase in certificates of deposit                            4,034            7,048
     Dividends paid on preferred stock                                     (7)             (50)
     Net proceeds from short-term debt                                (10,702)           2,272
     Issuance of common stock                                             185               80
-----------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                   (15,276)           1,310
-----------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                (2,217)          (1,340)
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                         11,377           12,567
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                      $   9,160           11,227
-----------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by
  operating activities:
    Net earnings                                                    $   1,329              397
    Adjustments to reconcile net earnings to net
         cash provided by operating activities:
             Depreciation and amortization                                501              512
             Provision for possible loan losses                           127              205
             Losses/(gains) on sale of investment securities                0                7
    Increase (decrease) in:
             Income taxes payable                                         641             (454)
             Interest payable                                             122               46
             Unearned income                                               (2)            (110)
             Other liabilities                                         (1,424)            (843)
    Decrease (increase) in:
             Interest receivable                                         (486)               9
             Other assets                                                (283)              19
    Decrease (increase) in mortgage loans held for sale                 7,183            5,850
    Discount accretion recorded as income                                (161)             (51)
    Premium amortization charged against income                            69               92
-----------------------------------------------------------------------------------------------------
                                                                    $   7,616            5,679
-----------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Castle BancGroup, Inc. (Company) and subsidiaries are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented, have been included. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.



 (2) INVESTMENT SECURITIES

     Investments in debt and equity securities have been classified as available for sale and reported at fair value. The amortized value is adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Unrealized gains and losses, net of related deferred income taxes, are reported in stockholders' equity.

     A comparison of amortized cost and fair value of investment securities available-for-sale at March 31, 1998 and December 31, 1997 follows: (DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------------------------

                                                                      Unaudited
                                                                   March 31, 1998
                                                  ------------------------------------------------
                                                                  Gross        Gross
                                                  Amortized     unrealized   unrealized     Fair
                                                    cost          gains        losses       value
--------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
          obligations                                $105,118       618          (206)     105,530
     Obligations of state and political
          subdivisions                                 11,504       213            (3)      11,714
     Mortgage-backed securities                        15,764       214           (63)      15,915
--------------------------------------------------------------------------------------------------
     Total debt securities                            132,386     1,045          (272)     133,159
--------------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                       1,472        --            --        1,472
     Other Equity securities                              334        --            --          334
--------------------------------------------------------------------------------------------------
     Total securities                                 134,192     1,045          (272)     134,965
--------------------------------------------------------------------------------------------------

                                                                   December 31, 1997
                                                  ------------------------------------------------
                                                                  Gross        Gross
                                                  Amortized     unrealized   unrealized     Fair
                                                    cost          gains        losses       value
--------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
          obligations                             $ 101,495           657       (173)     101,979
     Obligations of state and political
          subdivisions                                9,873           253         (2)      10,124
     Mortgage-backed securities                      15,397           218        (45)      15,570
------------------------------------------------------------------------------------------------
     Total debt securities                          126,765         1,128       (220)     127,673
     Federal Home Loan Bank stock                     1,472             0          0        1,472
     Other Equity securities                            334             0          0          334
------------------------------------------------------------------------------------------------
     Total securities                             $ 128,571         1,128       (220)     129,479
--------------------------------------------------------------------------------------------------

     The amortized cost and fair value of securities available-for-sale at March 31, 1998 and December 31, 1997 by contractual maturity, are shown below (DOLLARS IN THOUSANDS). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


--------------------------------------------------------------------------------------------------
                                                                         Available-for-sale
                                                   -----------------------------------------------
                                                        Unaudited
                                                      MARCH 31, 1998           DECEMBER 31, 1997
                                                   -------------------      -----------------------
                                                   Amortized      Fair       Amortized       Fair
                                                     cost        value         cost         value
--------------------------------------------------------------------------------------------------
     Due in one year or less                       $  10,751      10,786       9,033        9,076
     Due after one year through five years            31,073      31,355      35,121       35,460
     Due after five years through ten years           31,461      31,739      32,474       32,731
     Due after ten years                              43,337      43,364      34,740       34,836
--------------------------------------------------------------------------------------------------
                                                     116,622     117,244     111,368      112,103
     Mortgage-backed securities                       15,764      15,915      15,397       15,570
--------------------------------------------------------------------------------------------------
     Total debt securities                           132,386     133,159     126,765      127,673
--------------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                      1,472       1,472       1,472        1,472
     Other Equity securities                             334         334         334          334
--------------------------------------------------------------------------------------------------
     Total securities                              $ 134,192     134,965     128,571      129,479
--------------------------------------------------------------------------------------------------

     Gross losses of approximately $0 and $13,391 occurred from security activity during the three months ended March 31, 1998 and 1997, respectively. Gross gains of $0 and $6,226 occurred from security activity during the three month period that ended March 31, 1998 and 1997, respectively. All security gains and losses that occurred during 1998 and 1997 were as a result of transactions involving available-for-sale securities.

     Investment securities carried at approximately $61,900,000 and $77,024,000 at March 31, 1998 and December 31, 1997, respectively, were pledged to secure deposits and for other purposes permitted or required by law.


 (3) LOANS


     The composition of the loan portfolio at the dates shown is as follows:
(DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------
                                                      Unaudited
                                                    Mar. 31, 1998    Dec. 31, 1997
-----------------------------------------------------------------------------------
Commercial, financial, and agricultural           $    71,214            73,908
Real estate mortgage                                  204,040           208,502
Consumer                                               28,260            32,606
Lease financing receivables                               461               524
-----------------------------------------------------------------------------------
Total loans, gross                                $   303,975           315,540
-----------------------------------------------------------------------------------

     At March 31, 1998 and December 31, 1997, the following items existed:
(DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------
                                                      Unaudited
                                                    Mar. 31, 1998    Dec. 31, 1997
-----------------------------------------------------------------------------------
Non-accrual loans and leases                           $2,757           3,968
Loans past due 90 days or more and still accruing         426             500
Restructured loans still accruing and less than
90 days past due                                          152             139
-----------------------------------------------------------------------------------
 Total non-performing loans and leases                 $3,335            4,607
-----------------------------------------------------------------------------------

The following is a summary of activity in the allowance for possible loan losses: (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------
                                                      Unaudited
                                                    3 months ended    Year ended
                                                    Mar. 31, 1998    Dec. 31, 1997
-----------------------------------------------------------------------------------
     Balance, beginning of year                      $  4,646            3,775
     Provision charged to expense                         127            1,128
     Additions to dealer reserves                           0               33
     Recoveries on loans previously charged off            64              448
-----------------------------------------------------------------------------------
                                                        4,837            5,384
     Less loans charged off                               288              738
-----------------------------------------------------------------------------------
     Balance, end of period                          $  4,549            4,646
-----------------------------------------------------------------------------------

     The following is a summary of loan loss experience for the three months ended March 31, 1998, including an allocation of the allowance, by loan category, at period end: (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------
                                     Commercial   Real
                               and Agricultural  Estate     Consumer    Leases   Unalloc.  Total
------------------------------------------------------------------------------------------------
Balance, December 31, 1997             $1,779    1,407      1,247        13       200     4,646
Provision charged to expense                0        0        127         0         0       127
Additions to dealer reserve                 0        0          0         0         0         0
Recoveries on loans previously
   charged off                             16       17         31         0         0        64
------------------------------------------------------------------------------------------------
                                        1,795    1,424      1,405        13       200     4,837
Less loans charged off                      2      150        136         0         0       288
------------------------------------------------------------------------------------------------
                                        1,793    1,274      1,269        13       200     4,549
Reallocation                             (200)       0        200         0         0         0
------------------------------------------------------------------------------------------------
Balance, March 31, 1998                $1,593    1,274      1,469        13       200     4,549
------------------------------------------------------------------------------------------------
Ratios:
Loans in category to total loans        23.43%   67.12%      9.30%      .15%      N/A    100.00%
------------------------------------------------------------------------------------------------

The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

     ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               RESULTS OF OPERATIONS

The Company posted year-to-date net earnings of $1,329,000 at March 31, 1998, an increase of $932,000, or 234%, from year-to-date earnings of $397,000 at March 31, 1997. This increase in earnings is primarily attributable to increased mortgage loan origination income as a result of the favorable interest rate environment prevalent during the first quarter. A rapid increase or decrease in interest rates could have a material affect on the earnings of the Company. Mortgage loan origination income for the first three months of 1998 increased 132% to $2,487,000 as compared to $1,073,000 at March 31, 1997.

Year-to-date basic earnings per common share were $.61 at March 31, 1998, up $.44 per share from March 31, 1997 basic earnings per common share of $.17. The increase in basic earnings per share is due primarily to the increased mortgage loan origination income as described above. Diluted earnings per share were also $.61.

Net earnings applicable to common stock of $1,322,000 year-to-date at March 31, 1998 compares to $347,000 at March 31, 1997. This represents a 281% increase. Year-to-date preferred stock dividends were $7,000 at March 31, 1998 as compared to $50,000 at March 31, 1997. The decrease was due to the preferred stock redemption which occurred during 1997.

The following discussion of performance for the three month period ending March 31, 1998 as compared to the corresponding period in 1997 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)


                                  INTEREST INCOME

Net interest income before provision for possible loan losses for the first three months of 1998 increased 3.9% to $4,934,000 as compared to $4,747,000 at March 31, 1997. This increase can primarily be attributed to a $297,000 increase in interest on mortgage loans held for sale as a result of volume increases in the mortgage loan held for sale portfolio. This interest income is generated as a result of mortgage loans held for sale that have been originated through CasBanc Mortgage, Inc. (CMI), but not yet sold in the secondary market. The subsidiary banks purchase these loans from CMI when the loans are made to the borrowers. The subsidiary banks then hold these interest earning assets until they are sold into the secondary market, providing short-term liquid investments for the banks.


The average net interest margin, on a tax equivalent basis (including non-accruing loans), decreased slightly for the first three months of 1998 at 4.26% as compared to 4.39% in 1997. This decrease can primarily be attributed to a decrease in the average yield earned on the mortgage loan held for sale portfolio during the period due to the lower mortgage loan interest rate environment for the first quarter of 1998 as compared to the same period for 1997.

The ratio of average earning assets to average total assets increased slightly to 94.4% for the first three months of 1998 as compared to 93.8% for the same period in 1997. This increase was the result of an increase in the average mortgage loans held for sale for the first quarter.

The subsidiary banks originate long-term fixed-rate mortgage loans which are sold in the secondary market, servicing released and without recourse. This line of business not only provides needed services for customers, but also generates origination fee income and reduces the Company's exposure to long-term interest rate risk.

Competition from both financial institutions and non-traditional competitors, as well as general economic trends, will continue to impact future earnings. Earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

                          PROVISION FOR POSSIBLE LOAN LOSSES

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of net outstanding loans increased to 1.51% at March 31, 1998 as compared to 1.48% at December 31, 1997. The allowance level was at 1.31% of net loans at December 31, 1996. The provision for loan losses recorded during the first three months of 1998 was $127,000 as compared to $205,000 during the same period in 1997. Management intends to continue its conservative loan policies and to maintain the Company's allowance for loan losses at levels deemed to be sufficient based on the evaluation of the above factors.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans, and other real estate owned, represented .71% of total assets as of March 31, 1998, which has decreased from .89% at December 31, 1997. The following table summarizes the components of non-performing assets at March 31, 1998 and at December 31, 1997. (DOLLARS IN THOUSANDS)

                                              MARCH 31, 1998     DECEMBER 31, 1997
                                             ---------------     -----------------
     Non-accrual loans                            $2,757                $3,968
     Loans past due 90+ days & still accruing        426                   500
     Restructured loans, performing according


          to terms of restructure agreement          152                   139
          Other real estate owned                    224                     0
                                             ---------------     ------------------
     TOTAL NON-PERFORMING ASSET                   $3,559                $4,607
                                             ---------------     ------------------
                                             ---------------     ------------------

The decrease in non-accrual loans was primarily due to paydowns of non-accrual loans, especially at Castle Bank Harvard, N.A. (CBH). The majority of loans 90+ days past due and still accruing at March 31, 1998 relate to residential real estate loans at CasBanc Mortgage, Inc.. Foreclosure proceedings have started on all the properties. Based on the collateral value of the loans, complete recovery of the principal, interest, and collection costs are anticipated and, as a result, in accordance with Company policy, interest income is still being accrued. Other real estate owned consists of one commercial property located in Sandwich, Illinois. The property will be listed with a realtor in the very near future.


Year-to-date net charge-offs at March 31, 1998 totaled $224,000 as compared to $43,000 at March 31, 1997. The increase in net charge-offs was due to a charge-off at CBH and an increase in charge-offs at Castle Finance Company
(CFC). During the period a $200,000 reallocation of the allowance account was made from the commercial and agricultural portfolio to the consumer portfolio. This reallocation was done based on a historical analysis of the charge-off history for both portfolios. Management continues to closely monitor all past dues and to improve collection efforts.



                               OTHER OPERATING INCOME


Other income, excluding security gains and losses, totaled $3,331,000 for the first three months of 1998 as compared to $1,775,000 for the same period in 1997. As mentioned above, $1,414,000 of the $1,556,000 increase over the prior year period relates to fee income earned by CasBanc Mortgage, Inc. and the other subsidiaries on the origination of mortgages sold in the secondary market.


No securities gains or losses were recognized during the first three months of 1998 as compared to net losses of $7,000 during the first three months of 1997. For 1997, all recognized gains and losses related to the sale or call of securities classified as available for sale.


                              OTHER OPERATING EXPENSES


Other operating expenses increased approximately $366,000 year to date at March 31, 1998 over the corresponding three month period in 1997. Increases in employee salaries and benefit expense accounted for $333,000 of the increase. The majority of the salary increase was due to higher mortgage loan origination production during the first quarter, which caused higher commission expense to be paid to commissioned employees. Salary and employee benefits expense also increased due to normal salary increases granted during the year.


Subsidiary management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff.

                                 FINANCIAL CONDITION

Total assets at March 31, 1998, decreased $14,690,000 as compared to December 31, 1997. This decrease was primarily due to a decrease in the net loan portfolio of $11,466,000 as a result of decreases in the consumer loan portfolio and the seasonality of a population of loans. This decrease was off-set by a decrease in short-term borrowings. Average assets for the first three months of 1998 increased by $30,145,000 or approximately 6.45% as compared to the corresponding period in 1997. This increase is primarily attributed to a $19 million increase in the mortgage loan held for sale portfolio, and a $15 million increase in the net loan portfolio. This increase was funded primarily with an increase in total deposits of $20,445,000 or approximately 5.14% over the corresponding period in 1997.
The subsidiary Banks are all experiencing significant competition for deposits which continues to put pressure on each Bank's overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $4,059,000 of brokered deposits at March 31, 1998, with interest rates ranging from 6.10% to 6.75% and maturities ranging from June 1998 through October 2002. Brokered deposits at December 31, 1997, were $4,174,000.

                                  CAPITAL


The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of March 31, 1998 was 6.71%, an increase from 6.38% at December 31, 1997. The ratio exceeds the regulatory well capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's March 31, 1998 total risk weighted capital ratio also increased to 11.50% from 10.67% at December 31, 1997. The Tier 1 capital ratio at March 31, 1998 increased to 10.25% from 9.42% at December 31, 1997. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well capitalized levels.



                                    LIQUIDITY


The Company ensures the subsidiary banks maintain appropriate liquidity and provides access to secondary sources of liquidity in case of unusual or unanticipated demand for funds. Primary bank sources of liquidity are repayments of loans, high-quality marketable investment securities available for sale, and the bank's federal funds position which, together, are more than sufficient to satisfy liquidity needs arising in the normal course of business. The

Company is a secondary source of liquidity for its subsidiary banks through its discretionary access to short-term funding in case of unanticipated demand for funds.


As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first three months of 1998 as compared to the same period in 1997. These fluctuations primarily relate to the average increase in the loan portfolio.


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


The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

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

The Company is utilizing both internal and external resources to identify, correct, and test the systems for the year 2000 compliance. It is anticipated that testing of mission critical applications will be complete by December 31, 1998, allowing 1999 to be used for testing of non-mission critical applications and other problem solving. To date, confirmations have been received from the Company's primary system vendors that testing plans are being developed to address processing of transactions in the year 2000. Testing, upgrades, and replacement of equipment is expected to cost approximately $200,000 to $300,000 over the next 21 months; however these amounts may change significantly as the Company continues to analyze year 2000 issues. This estimate includes both capitalizable costs and costs which will be expensed as realized. The amount expensed in the first quarter of 1998 was immaterial.



                                ACCOUNTING STANDARDS



In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has adopted this statement in the first quarter of 1998.


In June, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt this statement during 1998.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. The statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The statement is effective for fiscal years beginning after December 15, 1997. This statement will have no affect on the Company.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no material changes in the market risks faced by the Company since December 31, 1997. For information regarding the Company's market risk, refer to its Annual Report on Form 10-K for the year ended December 31, 1997.

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



ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          11     Computation of Per Share Earnings
          27.1   Financial Data Schedule
          27.2   Restated Financial Data Schedule


     (b)  REPORTS ON FORM 8-K
          None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  /s/   John W. Castle
------------------------
By:  John W. Castle, Chairman of the Board
     Chief Executive Officer and Director
     Castle BancGroup, Inc.

Date:  May 13, 1998



  /s/  Victoria S. Maher
------------------------
By:  Victoria S. Maher, Chief Accounting Officer
     and Controller

     Castle BancGroup, Inc.


Date:  May 13, 1998

                                   EXHIBIT INDEX



EXHIBIT 11     Computation of Per Share Earnings


EXHIBIT 27.1   Financial Data Schedule


EXHIBIT 27.2   Restated Financial Data Schedule