Form 10-Q
period 1998-06-30
CASTLE BANCGROUP INC
filed 1998-08-14
CIK 723043

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

             ---------------------------------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED June 30, 1998

                                      OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

               TRANSITION PERIOD FROM           TO
                                      ---------    ----------
             ---------------------------------------------------
                         Commission File No. 0-25914
             ---------------------------------------------------

                             CASTLE BANCGROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                               36-3238190
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                      NUMBER)

     121 West Lincoln Highway                       60115-3609
         DeKalb, Illinois                           (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE
             OFFICES)

     Registrant's telephone number, including area code:   (815) 758-7007

                    ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:      Yes       No

The registrant had 2,168,125 shares of Common Stock outstanding as of July 31, 1998.

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                        ASSETS                                              June 30, 1998    December 31,
                                                                             (Unaudited)         1997
---------------------------------------------------------------------------------------------------------
Cash and due from banks                                                      $   10,524         11,377
Excess funds sold                                                                 6,250              0
---------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                  16,774         11,377
---------------------------------------------------------------------------------------------------------

Investment securities (note 2)                                                  135,070        129,479

Mortgage loans held for sale, lower of cost or market                            26,703         44,761

Loans (note 3)                                                                  313,998        315,540
   Less:
     Allowance for possible loan losses (note 3)                                  4,490          4,646
     Unearned income and deferred loan fees                                       2,507          2,352
---------------------------------------------------------------------------------------------------------
Net loans                                                                       307,001        308,542

Premises and equipment                                                           11,279         10,854
Goodwill, net of amortization                                                     4,237          4,495
Other assets                                                                      6,539          6,042
---------------------------------------------------------------------------------------------------------
                                                                             $  507,603        515,550
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Liabilities:
   Deposits:
     Noninterest-bearing                                                     $   43,538         42,589
     Interest-bearing                                                           396,867        381,094
---------------------------------------------------------------------------------------------------------
Total deposits                                                                  440,405        423,683

   Short-term borrowings                                                         12,053         39,057
   Long-term debt                                                                10,775         10,250
   Other liabilities                                                              4,780          5,698
---------------------------------------------------------------------------------------------------------
Total liabilities                                                               468,013        478,688
---------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, no par value; authorized 100,000 shares :
     7.75% cumulative preferred stock; no par value; 300 shares
     issued and outstanding                                                         300            300
   Common stock, $.33 par value; 5,000,000 shares authorized, 2,166,957 and
     2,152,593 shares issued and outstanding  in 1998 and 1997, respectively        722            718
   Additional paid-in capital                                                     7,035          6,691
   Accumulated other comprehensive earnings, net of tax                             614            577
   Retained earnings                                                             30,919         28,576
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                       39,590         36,862
Commitments and contingent liabilities
---------------------------------------------------------------------------------------------------------
                                                                             $  507,603        515,550
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

                                    PART I

ITEM 1 - FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------------------------
                                                                                Unaudited
                                                                             3 Months Ended
                                                                     June 30, 1998    June 30, 1997
---------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                          $   7,154          7,173
   Interest and dividends on investment securities:
     Taxable                                                               2,112          2,163
     Nontaxable                                                              157            150
   Interest on excess funds sold                                               9             26
   Interest on mortgage loans held for sale                                  540            220
---------------------------------------------------------------------------------------------------------
Total interest income                                                      9,972          9,732
---------------------------------------------------------------------------------------------------------
Interest expense:
   Interest on deposits                                                    4,360          4,276
   Interest on short-term borrowings                                         420            351
   Interest on long-term debt                                                176            190
---------------------------------------------------------------------------------------------------------
Total interest expense                                                     4,956          4,817
---------------------------------------------------------------------------------------------------------
Net interest income before provision
   for possible loan losses                                                5,016          4,915
Provision for possible loan losses                                           147            239
---------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses               4,869          4,676
---------------------------------------------------------------------------------------------------------
Other operating income
   Trust fees                                                                191            156
   Deposit service charges                                                    90             86
   Other service charges                                                     316            281
   Investment securities gains, net (note 2)                                  72            135
   Mortgage loan origination income, net                                   2,954          1,303
   Other income                                                              282            253
---------------------------------------------------------------------------------------------------------
Total other operating income                                               3,905          2,214
---------------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                                          4,470          3,753
   Net occupancy expense of premises                                         424            433
   Furniture and fixtures                                                    366            339
   Office supplies                                                           135            106
   Outside services                                                          223            125
   Advertising expense                                                       188            123
   FDIC insurance assessment                                                  13             13
   Postage and courier                                                       137            111
   Amortization expense - goodwill                                            88            131
   Other expenses                                                            740            713
---------------------------------------------------------------------------------------------------------
Total other operating expenses                                             6,784          5,847
---------------------------------------------------------------------------------------------------------
Earnings before income taxes                                               1,990          1,043
Income tax expense                                                           704            363
---------------------------------------------------------------------------------------------------------
Net earnings                                                           $   1,286            680
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                $   1,281            628
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Basic earnings per common share                                        $    0.59           0.30
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                      $    0.56           0.30
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------------------------
                                                                                Unaudited
                                                                             6 Months Ended
                                                                     June 30, 1998    June 30, 1997
---------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                        $    14,281         14,011
   Interest and dividends on investment securities:
     Taxable                                                               4,172          4,156
     Nontaxable                                                              305            307
   Interest on excess funds sold                                              16             74
   Interest on mortgage loans held for sale                                1,074            457
---------------------------------------------------------------------------------------------------------
Total interest income                                                     19,848         19,005
---------------------------------------------------------------------------------------------------------
Interest expense:
   Interest on deposits                                                    8,730          8,311
   Interest on short-term borrowings                                         816            660
   Interest on long-term debt                                                352            373
---------------------------------------------------------------------------------------------------------
Total interest expense                                                     9,898          9,344
---------------------------------------------------------------------------------------------------------
Net interest income before provision
   for possible loan losses                                                9,950          9,661
Provision for possible loan losses                                           274            444
---------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses               9,676          9,217
---------------------------------------------------------------------------------------------------------
Other operating income
   Trust fees                                                                374            305
   Deposit service charges                                                   176            177
   Other service charges                                                     597            542
   Investment securities gains, net (note 2)                                  72            128
   Mortgage loan origination income, net                                   5,441          2,376
   Other income                                                              576            455
---------------------------------------------------------------------------------------------------------
Total other operating income                                               7,236          3,983
---------------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                                          8,520          7,470
   Net occupancy expense of premises                                         859            868
   Furniture and fixtures                                                    714            751
   Office supplies                                                           267            207
   Outside services                                                          474            358
   Advertising expense                                                       314            263
   FDIC insurance assessment                                                  29             27
   Postage and courier                                                       279            223
   Amortization expense - goodwill                                           218            262
   Other expenses                                                          1,255          1,198
---------------------------------------------------------------------------------------------------------
Total other operating expenses                                            12,929         11,627
---------------------------------------------------------------------------------------------------------
Earnings before income taxes                                               3,983          1,573
Income tax expense                                                         1,368            496
---------------------------------------------------------------------------------------------------------
Net earnings                                                         $     2,615          1,077
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                              $     2,603            977
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Basic earnings per common share                                      $      1.20            .47
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                    $      1.17            .47
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated
                                                                             Other
                                                                Retained  Comprehensiv    Preferred     Common
                                                    Total       Earnings   e  Earnings      Stock       Stock        Surplus
------------------------------------------------------------------------------------------------------------------------------
 Balance at January 1, 1998                        $36,862      $28,576        $577         $300           $718       $6,691

 Comprehensive Earnings
    Net Earnings                                     2,615        2,615
    Unrealized gain on
       investment securities
       (net of deferred tax
         benefit of $23)                                37                       37
                                                   -------
 Total comprehensive earnings                        2,652
                                                   -------
 Issuance of 14,445 shares
    of common stock                                    348                                                    4          344
 Cash dividends on
    preferred stock                                    (12)         (12)
 Cash dividends on common stock
                                                      (260)        (260)
------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1998                          $39,590      $30,919        $614         $300           $722       $7,035
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


 Disclosure of reclassification amount:

 Unrealized holding gains arising during the period                              $109
     Less: reclassification adjustment for gains included in
         net income                                                                72
                                                                                   --
 Net unrealized gains on securities                                               $37
                                                                                  ---
                                                                                  ---

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENT OF CASH FLOWS (DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                                                Unaudited
                                                                             6 Months Ended
                                                                     ------------------------------
                                                                     June 30, 1998    June 30, 1997
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Interest received                                                  $   19,859         18,730
   Fees received                                                           7,903          4,298
   Net decrease in mortgage loans held for sale                           18,058          2,883
   Interest paid                                                         (10,094)        (9,131)
   Cash paid to suppliers and employees                                  (13,665)       (11,292)
   Income taxes paid                                                      (1,154)          (320)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 20,907          5,168
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from:
     Maturities and calls of investment securities                        19,187         12,894
     Sales of investment securities                                       21,979         25,636
   Purchases of investment securities                                    (46,478)       (42,208)
   Net decrease (increase) in loans                                        1,079        (14,603)
   Premises and equipment expenditures                                    (1,065)        (1,258)
   Other real estate owned                                                  (532)             0
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (5,830)       (19,539)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase/(decrease) in demand deposits,
     NOW accounts, and savings accounts                                   11,265         (4,081)
   Net increase in certificates of deposit                                 5,458         13,318
   Dividends paid on preferred stock                                         (12)          (101)
   Dividends paid on common stock                                           (260)          (208)
   Net change in short-term debt                                         (27,004)         6,802
   Proceeds from issuance of common stock                                    348            107
   Net proceeds of long-term debt                                            525           (450)
---------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                       (9,680)        15,387
---------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                    5,397          1,016
Cash and cash equivalents at beginning of year                            11,377         12,567
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                        $   16,774         13,583
---------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by
   operating activities:
     Net earnings                                                     $    2,615          1,077
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization                                      994          1,014
          Provision for possible loan losses                                 274            445
          Gains on sale of investment securities                             (72)          (128)
     Increase (decrease) in:
          Income taxes payable                                               214            176
          Interest payable                                                  (195)           212
          Unearned income                                                    156           (469)
          Other liabilities                                                 (915)          (355)
     Decrease (increase) in:
          Interest receivable                                                 26            137
          Other assets                                                       (76)           119
     Decrease in mortgage loans held for sale                             18,058          2,883
     Discount accretion recorded as income                                  (327)          (106)
     Premium amortization charged against income                             155            163
---------------------------------------------------------------------------------------------------------
                                                                      $   20,907          5,168
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Castle BancGroup, Inc. (Company) and subsidiaries are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.


 (2) INVESTMENT SECURITIES

     Investments in debt and equity securities have been classified as available for sale and reported at fair value. The amortized value is adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Unrealized gains and losses, net of related deferred income taxes, are reported in stockholders' equity.

     A comparison of amortized cost and fair value of investment securities available-for-sale at June 30, 1998 and December 31, 1997 follows:
     (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
                                                               Unaudited
                                                             June 30, 1998
                                                             -------------
                                                           Gross       Gross
                                             Amortized   unrealized  unrealized    Fair
                                                cost       gains       losses      value
--------------------------------------------------------------------------------------------
     U.S. Treasury and agency
        obligations                          $   88,456       719      (123)       89,052
     Obligations of state and political
        subdivisions                             12,343       202       (11)       12,534
     Mortgage-backed securities                  31,199       228       (67)       31,360
--------------------------------------------------------------------------------------------
     Total debt securities                      131,998     1,149      (201)      132,946
--------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                 1,687        --        --         1,687
     Other Equity securities                        437        --        --           437
--------------------------------------------------------------------------------------------
     Total  securities                          134,122     1,149      (201)      135,070
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
                                                             December 31, 1997
                                                             -----------------
                                                            Gross      Gross
                                               Amortized  unrealized unrealized   Fair
                                                cost         gains    losses     value
--------------------------------------------------------------------------------------------
     U.S. Treasury and agency
        obligations                         $   101,495       657      (173)    101,979
     Obligations of state and political
        subdivisions                              9,873       253        (2)     10,124
     Mortgage-backed securities                  15,397       218       (45)     15,570
--------------------------------------------------------------------------------------------
     Total debt securities                      126,765     1,128      (220)    127,673
     Federal Home Loan Bank stock                 1,472         0         0       1,472
     Other Equity securities                        334         0         0         334
--------------------------------------------------------------------------------------------
     Total securities                       $   128,571     1,128      (220)    129,479
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     The amortized cost and fair value of securities available-for-sale at June 30, 1998 and December 31, 1997 by contractual maturity, are shown below (DOLLARS IN THOUSANDS). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------------------
                                                          Available-for-sale
                                                          ------------------
                                                   Unaudited
                                                 June 30, 1998      December 31, 1997
----                                             -------------      ------------------
                                             Amortized      Fair   Amortized      Fair
                                               cost        value     cost        value
--------------------------------------------------------------------------------------------
     Due in one year or less                $    12,392    12,434     9,033       9,076
     Due after one year through five years       25,689    25,949    35,121      35,460
     Due after five years through ten years      40,232    40,627    32,474      32,731
     Due after ten years                         22,486    22,576    34,740      34,836
--------------------------------------------------------------------------------------------
                                                100,799   101,586   111,368     112,103
     Mortgage-backed securities                  31,199    31,360    15,397      15,570
--------------------------------------------------------------------------------------------
     Total debt securities                      131,998   132,946   126,765     127,673
--------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                 1,687     1,687     1,472       1,472
     Other Equity securities                        437       437       334         334
--------------------------------------------------------------------------------------------
     Total securities                       $   134,122   135,070   128,571     129,479
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     Gross losses of approximately $3,950 and $70,641 occurred from security activity during the six months ended June 30, 1998 and 1997, respectively. Gross gains of $76,158 and $198,372 occurred from security activity during the six month period that ended June 30, 1998 and 1997, respectively. All security gains and losses that occurred during 1998 and 1997 were as a result of transactions involving available-for-sale securities.

     Investment securities carried at approximately $71,566,000 and $77,024,000 at June 30, 1998 and December 31, 1997, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

 (3) LOANS

     The composition of the loan portfolio at the dates shown is as follows:
     (DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------------------
                                                         Unaudited
                                                       June 30, 1998   Dec. 31, 1997
--------------------------------------------------------------------------------------------
     Commercial, financial, and agricultural           $   79,570         73,908
     Real estate mortgage                                 203,410        208,502
     Consumer                                              30,915         32,606
     Lease financing receivables                              103            524
--------------------------------------------------------------------------------------------
     Total loans, gross                               $   313,998        315,540
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     At June 30, 1998 and December 31, 1997, the following items existed:
     (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------
                                                         Unaudited
                                                       June 30, 1998   Dec. 31, 1997
--------------------------------------------------------------------------------------------
     Non-accrual loans and leases                       $   2,423          3,968
     Loans past due 90 days or more and still
         accruing                                             612            500
     Restructured loans still accruing and less
         than 90 days past due                                219            139
     Total non-performing loans and leases              $   3,254          4,607
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     The following is a summary of activity in the allowance for possible loan losses: (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------
                                                       Unaudited
                                                     6 months ended     Year ended
                                                      June 30, 1998    Dec.31, 1997
--------------------------------------------------------------------------------------------
     Balance, beginning of year                         $   4,646          3,775
     Provision charged to expense                             274          1,128
     Additions to dealer reserves                               0             33
     Recoveries on loans previously charged off               119            448
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
                                                            5,039          5,384

     Less loans charged off                                   549            738
--------------------------------------------------------------------------------------------
     Balance, end of period                             $   4,490          4,646
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

     The following is a summary of loan loss experience for the six months ended June 30, 1998, including an allocation of the allowance, by loan category, at period end: (DOLLARS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------
                                      Commercial       Real
                                and Agricultural      Estate      Consumer     Leases       Unalloc.      Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997             $   1,779       1,407        1,247          13          200       4,646
Provision charged to expense                   0           0          274           0            0         274
Recoveries on loans previously
  charged off                                 19          17           83           0            0         119
------------------------------------------------------------------------------------------------------------------
                                           1,798       1,424        1,604          13          200       5,039
Less loans charged off                         4         265          280           0            0         549
------------------------------------------------------------------------------------------------------------------
                                           1,794       1,159        1,324          13          200       4,490
Reallocation                                (200)          0          200           0            0           0
------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                 $   1,594       1,159        1,524          13          200       4,490
------------------------------------------------------------------------------------------------------------------
Ratios:
Loans in category to total loans           25.34%      64.78%        9.85%        .03%          N/A     100.00%
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS


The Company posted year-to-date net earnings of $2,615,000 at June 30, 1998, an increase of $1,538,000, or 143%, from year-to-date earnings of $1,077,000 at June 30, 1997. This increase in earnings is primarily attributable to an increase in the volume of mortgage loan originations and closings at the bank subsidiaries and CasBanc Mortgage, Inc. The increased mortage loan activity is a result of the favorable low interest rate environment in effect for fifteen and thirty year mortgages on one to four family residential properties. If interest rates for fifteen and thirty year mortgages increase, the subsidiaries may not be able to maintain origination volume at the present level and earnings may be adversely impacted. Mortgage loan origination income for the first six months of 1998 increased 129% to $5,441,000 as compared to $2,376,000 at June 30, 1997. In units, the year to date originations for the first half of 1998 were 3,106 verus 1,781 during the first half of 1997.

Year-to-date basic earnings per common share were $1.20 at June 30, 1998, up $.73 per share from June 30, 1997 basic earnings per common share of $.47. The increase in basic earnings per share is due primarily to the increased mortgage loan origination income as described above. Diluted earnings per share were $1.17.

Net earnings applicable to common stock of $2,603,000 year-to-date at June 30, 1998 compares to $977,000 at June 30, 1997. This represents a 167% increase. Year-to-date preferred stock dividends were $12,000 at June 30, 1998 as compared to $100,000 at June 30, 1997. The decrease was due to the preferred stock redemption which occurred in December, 1997.

Net earnings applicable to common stock of $1,281,000 for the three months ended June 30, 1998 is an increase of $653,000 or 103% over the same three month period ending June 30, 1997. This is also related to the increased volume of mortgage loan originations in 1998 versus 1997.

The following discussion of performance for the three month and six month periods ending June 30, 1998 as compared to the corresponding periods in 1997 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)

                                INTEREST INCOME

Net interest income before provision for possible loan losses for the second quarter of 1998 was $5,016,000 versus $4,915,000 at June 30, 1997 for an increase of 2% or $101,000. Net interest income before provision for possible loan losses for the first six months of 1998 increased 3.0% to $9,950,000 as compared to $9,661,000 at June 30, 1997.
These increases are primarily attributed to increases in interest on mortgage loans held for sale as a result of volume increases in the mortgage loan held for sale portfolio at the subsidiary banks. This interest income is generated as a result of mortgage loans held for sale that have been originated through CasBanc Mortgage, Inc. (CMI), but not yet sold in the secondary market. The subsidiary banks purchase these loans from CMI when the loans are made to the borrowers. The subsidiary banks then hold these interest earning assets until they are sold into the secondary market, providing short-term liquid investments for the banks.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), decreased slightly for the first six months of 1998 at 4.25% as compared to 4.41% in 1997. This decrease can primarily be attributed to a decrease in the average yield earned on the mortgage loan held for sale portfolio during the period due to the lower mortgage loan interest rate environment for the first half of 1998 as compared to the same period for 1997.

The ratio of average earning assets to average total assets increased slightly to 94.5% for the first six months of 1998 as compared to 93.2% for the same period in 1997. This increase was the result of an increase in the average mortgage loans held for sale for the first half of 1998.

Competition from both financial institutions and non-traditional competitors, as well as general economic trends, will continue to impact future earnings. The earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

                       PROVISION FOR POSSIBLE LOAN LOSSES

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of net outstanding loans decreased to 1.44% at June 30, 1998 as compared to 1.48% at December 31, 1997. The provision for loan losses recorded during the first six months of 1998 was $274,000 as compared to $444,000 during the same period in 1997.
The balance in the allowance for loan loss account is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. The allowance for loan loss balance does appropriately reflect the underlying credit risk in the loan and lease portfolio. As such, fluctuations are expected in the allowance balance, however, as noted, the fluctuations have not been material.

Management does maintain conservative loan policies and the Company's allowance for loan losses are deemed to be sufficient based on the evaluation of the above factors.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans, and other real estate owned, represented .75% of total assets as of June 30, 1998, which has decreased from .89% at December 31, 1997. The following table summarizes the components of non-performing assets at June 30, 1998 and at December 31, 1997.

                                                  JUNE 30, 1998    DECEMBER 31, 1997
                                                  -------------    -----------------
                                                        (DOLLARS IN THOUSANDS)
     Non-accrual loans                                $2,423             $3,968
     Loans past due 90+ days & still accruing            612                500
     Restructured loans, performing according
        to terms of restructure agreement                219                139
     Other real estate owned                             532                  0
                                                      ------             ------
     TOTAL NON-PERFORMING ASSET                       $3,786             $4,607
                                                      ------             ------
                                                      ------             ------

The decrease in non-accrual loans was primarily due to paydowns of non-accrual loans, especially at Castle Bank Harvard, N.A. (CBH). The majority of loans 90+ days past due and still accruing at June 30, 1998 relate to residential real estate loans at CasBanc Mortgage, Inc. Foreclosure proceedings have started on all the properties. Based on the collateral value of the loans, complete recovery of the principal, interest, and collection costs are anticipated and, as a result, in accordance with Company policy, interest income is still being accrued. Other real estate owned consists of one to four family properties in Yorkville, Illinois and a commercial property located in Sandwich, Illinois.

Year-to-date net charge-offs at June 30, 1998 totaled $430,000 as compared to $142,000 at June 30, 1997. The increase in net charge-offs was due to a charge-off at CBH and an increase in net charge-offs at Castle Finance Company (CFC). In the first quarter, a $200,000 reallocation of the allowance account was made from the commercial and agricultural portfolio to the consumer portfolio. This reallocation was done based on a historical analysis of the charge-off history for both portfolios. Management continues to closely monitor all past dues and to improve collection efforts.


                             OTHER OPERATING INCOME

Other income, excluding security gains and losses, totaled $7,164,000 for the first six months of 1998 as compared to $3,855,000 for the same period in 1997. As mentioned above, $3,065,000 of the $3,309,000 increase over the prior year period relates to fee income earned by CasBanc Mortgage, Inc. and the other subsidiaries on the origination of mortgages sold in the secondary market.

$72,000 in net securities gains were recognized in the first half of 1998 as compared to net gains of $128,000 during the first half of 1997. For 1998 and 1997, all recognized gains and losses related to the sale or call of securities classified as available for sale.


                           OTHER OPERATING EXPENSES

Other operating expenses increased approximately $1,302,000 year to date at June 30, 1998 over the corresponding six month period in 1997. Increases in employee salaries and benefit expense accounted for $1,050,000 of the increase. The majority of the salary increase was due to higher mortgage loan origination production during the first half of 1998, which caused higher commission expense to be paid to commissioned employees. Salary and employee benefits expense also increased due to normal salary increases granted during the year.

Subsidiary management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff.


                              FINANCIAL CONDITION

From December 31, 1997 to June 30, 1998, total assets decreased $7,947,000. At June 30, 1998 the portfolio of mortgage loans held for sale was down $18,058,000 from December 31, 1997. This reduction was off-set by an increase in the investment portfolio of $5,590,000 and an increase in excess funds sold of $6,250,000 when comparing June 30, 1998 to December 31, 1997.

In contrast, from June 30, 1997 to June 30, 1998, average assets were up $29,632,000 or 6.30%. This increase relates to a $22,874,000 increase in mortgage loans held for sale along with an $11,355,000 increase in net loans from June 30, 1997 to June 30, 1998. These increases have been primarily funded with interest bearing deposits and, as necessary, short term borrowings. From a short term funding perspective, the use of short term borrowings and Federal Home Loan Bank borrowings are the most advantageous methods of funding the balances in the mortgage loans held for sale portfolios.

                                    CAPITAL

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of June 30, 1998 was 6.98%, an increase from 6.38% at December 31, 1997. The ratio exceeds the regulatory well capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's June 30, 1998 total risk weighted capital ratio also increased to 11.63% from 10.67% at December 31, 1997. The Tier 1 capital ratio at June 30, 1998 increased to 10.38% from 9.42% at December 31, 1997. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well capitalized levels.


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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first six months of 1998 as compared to the same period in 1997. These fluctuations primarily relate to the changes in both the loan and mortgage loans held for sale portfolios, as explained above.


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

The Company is utilizing both internal and external resources to identify, correct, and test the systems for the year 2000 compliance. It is anticipated that testing of mission critical applications will be complete by December 31, 1998, allowing 1999 to be used for testing of non-mission critical applications and other problem solving. To date, confirmations have been received from the Company's primary system vendors that testing plans are being developed, and being implemented to address processing of transactions in the year 2000. The Company, however, continues to bear some risk related to the year 2000 issue and could be adversely affected if other entities (e.g., vendors or customers) not affiliated with the Company do not appropriately address their own year 2000 compliance issues. Testing, upgrades, and replacement of equipment is expected to cost approximately $200,000 to $300,000 over the next 18 months; however these amounts may change significantly as the Company continues to analyze year 2000 issues. This estimate includes both capitalizable costs and costs which will be expensed as realized. The amount expensed in the first half of 1998 was immaterial.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. The statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The statement is effective for fiscal years beginning after December 15, 1997. This statement will have no effect on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. This statement will have no effect on the Company.



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


ITEM 2--CHANGES IN SECURITIES
Not applicable.


ITEM 3--DEFAULTS UPON SENIOR SECURITIES
Not applicable.


ITEM 4-- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
The annual meeting of the registrant was held April 22, 1998 at which time one matter was submitted to a vote of security holders:

Matter 1: The following members of the Board of Directors were elected.

                         VOTES FOR   VOTES WITHHELD
                         ---------   --------------
Kathleen L. Halloran     1,830,457       30,845
Richard C. McGinity      1,861,298            4

ITEM 5-- OTHER INFORMATION
Not applicable.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
     (a)  EXHIBITS
          11      Computation of Per Share Earnings
          27      Financial Data Schedule

     (b)  REPORTS ON FORM 8-K
          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  /s/   JOHN W. CASTLE
--------------------------------------------------------------
By:  John W. Castle, Chairman of the Board
     Chief Executive Officer and Director
     Castle BancGroup, Inc.

Date:  August 13, 1998
                      ----------------------------------------




  /s/  VICTORIA S. MAHER
--------------------------------------------------------------
By:  Victoria S. Maher, Chief Accounting Officer
     and Controller
     Castle BancGroup, Inc.

Date:  August 13, 1998
                      ----------------------------------------

                                 EXHIBIT INDEX


EXHIBIT 11     Computation of Per Share Earnings