Form 10-Q
period 1998-09-30
CASTLE BANCGROUP INC
filed 1998-11-13
CIK 723043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               ---------------------------------------------------

                                    FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 1998

                                       OR

          / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                 TRANSITION PERIOD FROM _________ TO ___________

               ---------------------------------------------------
                           Commission File No. 0-25914
               ---------------------------------------------------

                             CASTLE BANCGROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                                          36-3238190
(STATE OR OTHER JURISDICTION OF INCORPORATION OR           (I.R.S. EMPLOYER IDENTIFICATION
                 ORGANIZATION)                                         NUMBER)

            121 West Lincoln Highway                                  60115-3609
                DeKalb, Illinois                                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (815) 758-7007

                     ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:      Yes  x     No
                                                        ---        ---

The registrant had 2,170,475 shares of Common Stock outstanding as of October 31, 1998.

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                              ASSETS                                                September 30,  December 31,
                                                                                        1998           1997
-------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                               $ 11,431         11,377
-------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                         11,431         11,377
-------------------------------------------------------------------------------------------------------------

Investment securities (note 2)                                                         138,499        129,479
Mortgage loans held for sale, lower of cost or market                                   24,663         44,761
Loans (note 3)                                                                         319,854        315,540
     Less:
        Allowance for possible loan losses (note 3)                                      4,665          4,646
        Unearned income and deferred loan fees, net                                      2,484          2,352
-------------------------------------------------------------------------------------------------------------
Net loans                                                                              312,705        308,542
Premises and equipment                                                                  11,453         10,854
Goodwill, net of amortization                                                            4,096          4,495
Other assets                                                                             6,798          6,042
-------------------------------------------------------------------------------------------------------------
                                                                                      $509,645        515,550
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits:
        Noninterest-bearing                                                           $ 43,176         42,589
        Interest-bearing                                                               396,905        381,094
-------------------------------------------------------------------------------------------------------------
Total deposits                                                                         440,081        423,683
     Short-term borrowings                                                              11,284         39,057
     Long-term debt                                                                     10,775         10,250
     Other liabilities                                                                   5,670          5,698
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      467,810        478,688
-------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Preferred stock, no par value; authorized 100,000 shares
        7.75% cumulative; 300 shares issued and outstanding                                300            300
     Common stock, $.33 par value; 5,000,000 shares authorized, 2,169,508 and
        2,152,593 shares issued and outstanding  in 1998 and 1997, respectively            723            718
     Additional paid-in capital                                                          7,098          6,691
     Accumulated other comprehensive earnings                                            1,541            577
     Retained earnings                                                                  32,173         28,576
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              41,835         36,862
Commitments and contingent liabilities
-------------------------------------------------------------------------------------------------------------
                                                                                      $509,645        515,550
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------
                                                                                         3 Months Ended
                                                                                  Sept. 30, 1998   Sept. 30, 1997
-----------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                                       $  7,729            7,306
Interest and dividends on investment securities:
        Taxable                                                                          1,989            2,128
        Nontaxable                                                                         165              137
     Interest on excess funds sold                                                          55              (43)
     Interest on mortgage loans held for sale                                              379              457
-----------------------------------------------------------------------------------------------------------------
Total interest income                                                                   10,317            9,985
-----------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                                4,465            4,389
     Interest on short-term borrowings                                                     207              452
     Interest on long-term debt                                                            164              158
-----------------------------------------------------------------------------------------------------------------
Total interest expense                                                                   4,836            4,999
-----------------------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses                            5,481            4,986
Provision for possible loan losses                                                         147              291
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                             5,334            4,695
-----------------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                                            208              165
     Deposit service charges                                                                85               97
     Other service charges                                                                 304              305
     Investment securities gains/(losses), net (note 2)                                     (1)              81
     Mortgage loan origination income, net                                               2,698            1,980
     Other income                                                                          299              137
-----------------------------------------------------------------------------------------------------------------
Total other operating income                                                             3,593            2,765
-----------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                                      4,678            4,013
     Net occupancy expense of premises                                                     450              407
     Furniture and fixtures                                                                403              436
     Office supplies                                                                       134              102
     Outside services                                                                      358              239
     Advertising expense                                                                   153              124
     FDIC insurance assessment                                                              12               13
     Postage and courier                                                                   164              121
     Amortization expense - goodwill                                                       172              128
     Other expenses                                                                        498              435
-----------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                           7,022            6,018
-----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                             1,905            1,442
Income tax expense                                                                         645              501
-----------------------------------------------------------------------------------------------------------------
Net earnings                                                                          $  1,260              941
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                               $  1,254              890
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                                       $    .58              .43
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                                     $    .57              .42
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------
                                                                         9 Months Ended
                                                                  Sept. 30, 1998   Sept. 30, 1997
-------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                    $ 22,010           21,317
Interest and dividends on investment securities:
        Taxable                                                       6,161            6,284
        Nontaxable                                                      470              444
     Interest on excess funds sold                                       71               31
     Interest on mortgage loans held for sale                         1,453              914
-------------------------------------------------------------------------------------------------
Total interest income                                                30,165           28,990
-------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                            13,195           12,700
     Interest on short-term borrowings                                1,023            1,112
     Interest on long-term debt                                         516              531
-------------------------------------------------------------------------------------------------
Total interest expense                                               14,734           14,343
-------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses        15,431           14,647
Provision for possible loan losses                                      421              735
-------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses         15,010           13,912
-------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                         582              470
     Deposit service charges                                            261              274
     Other service charges                                              901              847
     Investment securities gains, net (note 2)                           71              209
     Mortgage loan origination income, net                            8,139            4,356
     Other income                                                       875              592
-------------------------------------------------------------------------------------------------
Total other operating income                                         10,829            6,748
-------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                  13,198           11,483
     Net occupancy expense of premises                                1,309            1,275
     Furniture and fixtures                                           1,117            1,187
     Office supplies                                                    401              309
     Outside services                                                   832              597
     Advertising expense                                                467              387
     FDIC insurance assessment                                           41               40
     Postage and courier                                                443              344
     Amortization expense - goodwill                                    390              390
     Other expenses                                                   1,753            1,633
-------------------------------------------------------------------------------------------------
Total other operating expenses                                       19,951           17,645
-------------------------------------------------------------------------------------------------
Earnings before income taxes                                          5,888            3,015
Income tax expense                                                    2,013              997
-------------------------------------------------------------------------------------------------
Net earnings                                                       $  3,875            2,018
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                            $  3,857            1,867
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Basic earnings per common share                                    $   1.78              .90
-------------------------------------------------------------------------------------------------
Diluted earnings per common share                                  $   1.77              .89
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------
                                                              Accumulated
                                                                 Other
                                               Retained      Comprehensive     Preferred   Common
                                  Total        Earnings        Earnings          Stock      Stock     Surplus
------------------------------ ------------- ------------- ------------------ ------------ -------- -----------
Balance at January 1, 1998        $36,862       $28,576         $577             $300       $718      $6,691

Comprehensive Earnings
   Net Earnings                     3,875         3,875
   Unrealized gain on
      investment securities
      (net of deferred tax
        benefit of $593)              964                       964
                                      ---
Total comprehensive earnings        4,839
                                    -----
Issuance of 16,915 shares
   of common stock                    412                                                      5         407
Cash dividends on
   preferred stock                    (18)          (18)
Cash dividends on common
   stock                             (260)         (260)

------------------------------ ------------- ------------- ------------------ ------------ -------- -----------
Balance at September 30, 1998     $41,835       $32,173         $1,541           $300       $723      $7,098
------------------------------ ------------- ------------- ------------------ ------------ -------- -----------


Disclosure of reclassification amount:

Unrealized holding gains arising during the period              $1,035
    Less: reclassification adjustment for gains
      included in net income                                        71
                                                                ------
Net unrealized gains on securities                                $964
                                                                ------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                                                9 Months Ended
                                                                                                --------------
                                                                                     Sept. 30, 1998      Sept. 30, 1997
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Interest received                                                               $      28,564            27,677
     Fees received                                                                          11,337             6,682
     Net (increase) / decrease in mortgage loans held for sale                              20,098           (14,326)
     Interest paid                                                                         (14,709)          (13,907)
     Cash paid to suppliers and employees                                                  (18,874)          (15,915)
     Income taxes paid                                                                      (1,871)           (1,269)
------------------------------------------------------------------------------------------------------------------------
Net cash provided/(used in) by operating activities                                         24,545           (11,058)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
        Maturities and calls of investment securities                                       42,315            23,076
        Sales of investment securities                                                      22,050            43,691
     Purchases of investment securities                                                    (71,561)          (59,191)
     Net (increase) in loans                                                                (4,881)          (17,154)
     Premises and equipment expenditures                                                    (1,448)           (1,811)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (13,525)          (11,389)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase/(decrease) in demand deposits, NOW accounts, and savings accounts         22,846            (5,430)
     Net increase / (decrease)  in certificates of deposit                                  (6,448)           15,196
     Dividends paid on preferred stock                                                         (18)             (151)
     Dividends paid on common stock                                                           (510)             (208)
     Net change in short-term debt                                                         (27,773)            9,208
     Proceeds from issuance of common stock                                                    412               133
     Net proceeds of long-term debt                                                            525              (450)
------------------------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                                        (10,966)           18,298
------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                         54            (4,149)
Cash and cash equivalents at beginning of year                                              11,377            12,566
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                       $      11,431             8,417
------------------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by operating activities:
        Net earnings                                                                 $       3,875             2,018
        Adjustments to reconcile net earnings to net
           cash provided by operating activities:
               Depreciation and amortization                                                 1,239             1,567
               Provision for possible loan losses                                              421               735
               Gains on sale of investment securities                                          (71)             (209)
        Increase (decrease) in:
               Income taxes payable                                                            145              (272)
               Interest payable                                                                 25               436
               Unearned income                                                                 132              (674)
               Other liabilities                                                              (532)              161
        Decrease (increase) in:
               Interest receivable                                                            (958)             (635)
               Other assets                                                                    367               143
        Decrease/ (increase) in mortgage loans held for sale                                20,098           (14,326)
        Discount accretion recorded as income                                                 (425)             (229)
        Premium amortization charged against income                                            229               227
------------------------------------------------------------------------------------------------------------------------
                                                                                     $      24,545           (11,058)
------------------------------------------------------------------------------------------------------------------------

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

      A comparison of amortized cost and fair value of investment securities available-for-sale at September 30, 1998 and December 31, 1997 follows (DOLLARS IN THOUSANDS):

-------------------------------------------------------------------------------------------------------------------------
                                                                               September 30, 1998
                                                          -------------------------------------------------------------
                                                                              Gross           Gross
                                                          Amortized        unrealized      unrealized          Fair
                                                            cost              gains          losses            value
-------------------------------------------------------------------------------------------------------------------------
      U.S. Treasury and agency obligations                $  85,311          1,683            (16)             86,978
      Obligations of state and political subdivisions        13,301            300             (4)             13,597
      Mortgage-backed securities                             35,313            530            (28)             35,815
-------------------------------------------------------------------------------------------------------------------------
      Total debt securities                                 133,925          2,513            (48)            136,390
-------------------------------------------------------------------------------------------------------------------------
      Federal Home Loan Bank stock                            1,687             --             --               1,687
      Other Equity securities                                   422             --             --                 422
-------------------------------------------------------------------------------------------------------------------------
      Total securities                                      136,034          2,513            (48)            138,499
-------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------
                                                                                  December 31, 1997
                                                            ---------------------------------------------------------------
                                                                                Gross           Gross
                                                            Amortized        unrealized      unrealized           Fair
                                                              cost              gains          losses             value
---------------------------------------------------------------------------------------------------------------------------
        U.S. Treasury and agency obligations                $ 101,495            657           (173)            101,979
        Obligations of state and political subdivisions         9,873            253             (2)             10,124
        Mortgage-backed securities                             15,397            218            (45)             15,570
---------------------------------------------------------------------------------------------------------------------------
        Total debt securities                                 126,765          1,128           (220)            127,673
        Federal Home Loan Bank stock                            1,472              0              0               1,472
        Other Equity securities                                   334              0              0                 334
---------------------------------------------------------------------------------------------------------------------------
        Total securities                                    $ 128,571          1,128           (220)            129,479
---------------------------------------------------------------------------------------------------------------------------

        The amortized cost and fair value of securities available-for-sale at September 30, 1998 and December 31, 1997 by contractual maturity, are shown below (DOLLARS IN THOUSANDS). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------------------------------------------------
                                                                September 30, 1998               December 31, 1997
                                                          ----------------------------     ------------------------------
                                                            Amortized         Fair            Amortized          Fair
                                                              cost            value             cost             value
-------------------------------------------------------------------------------------------------------------------------
        Due in one year or less                             $  13,390         13,490             9,033            9,076
        Due after one year through five years                  26,494         27,025            35,121           35,460
        Due after five years through ten years                 40,005         40,933            32,474           32,731
        Due after ten years                                    18,723         19,127            34,740           34,836
-------------------------------------------------------------------------------------------------------------------------
                                                               98,612        100,575           111,368          112,103
        Mortgage-backed securities                             35,313         35,815            15,397           15,570
-------------------------------------------------------------------------------------------------------------------------
        Total debt securities                                 133,925        136,390           126,765          127,673
-------------------------------------------------------------------------------------------------------------------------
        Federal Home Loan Bank stock                            1,687          1,687             1,472            1,472
        Other Equity securities                                   422            422               334              334
-------------------------------------------------------------------------------------------------------------------------
        Total securities                                    $ 136,034        138,499           128,571          129,479
-------------------------------------------------------------------------------------------------------------------------

        Gross losses of approximately $5,477 and $162,657 occurred from security activity during the nine months ended September 30, 1998 and 1997, respectively. Gross gains of $76,551 and $371,887 occurred from security activity during the nine month period that ended September 30, 1998 and 1997, respectively. All security gains and losses that occurred during 1998 and 1997 were as a result of transactions involving available-for-sale securities.

        Investment securities carried at approximately $80,626,000 and $66,445,000 at September 30, 1998 and December 31, 1997, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

(3)    LOANS


        The composition of the loan portfolio at the dates shown is as follows (DOLLARS IN THOUSANDS):
----------------------------------------------------------------------------------------------------------------------
                                                                                    Sept. 30, 1998     Dec. 31, 1997
----------------------------------------------------------------------------------------------------------------------
        Commercial, financial, and agricultural                                       $    85,085           73,908
        Real estate mortgage                                                              204,194          208,502
        Consumer                                                                           29,902           32,606
        Lease financing receivables                                                           673              524
----------------------------------------------------------------------------------------------------------------------
        Total loans, gross                                                            $   319,854          315,540
----------------------------------------------------------------------------------------------------------------------

        At September 30, 1998 and December 31, 1997, the following items existed (DOLLARS IN THOUSANDS):
----------------------------------------------------------------------------------------------------------------------
                                                                                      Sept. 30, 1998     Dec. 31, 1997
----------------------------------------------------------------------------------------------------------------------
        Non-accrual loans and leases                                                  $     2,497            3,968
        Loans past due 90 days or more and still accruing                                     708              500
        Restructured loans still accruing and less than 90 days past due                      214              139
----------------------------------------------------------------------------------------------------------------------
        Total non-performing loans and leases                                         $     3,419            4,607
----------------------------------------------------------------------------------------------------------------------

         The following is a summary of activity in the allowance for possible loan losses (DOLLARS IN THOUSANDS):
----------------------------------------------------------------------------------------------------------------------
                                                                                      9 months ended       Year ended
                                                                                      Sept. 30, 1998      Dec.31, 1997
----------------------------------------------------------------------------------------------------------------------
        Balance, beginning of year                                                    $     4,646             3,775
        Provision charged to expense                                                          421             1,128
        Additions to dealer reserves                                                            0                33
        Recoveries on loans previously charged off                                            356               448
----------------------------------------------------------------------------------------------------------------------
                                                                                            5,423             5,384
        Less loans charged off                                                                758               738
----------------------------------------------------------------------------------------------------------------------

        Balance, end of period                                                        $     4,665             4,646
----------------------------------------------------------------------------------------------------------------------

        The following is a summary of loan loss experience for the nine months ended September 30, 1998, including an allocation of the allowance, by loan category, at period end: (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------
                                        Commercial         Real
                                     and Agricultural     Estate       Consumer       Leases     Unalloc.       Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997             $    1,779         1,407         1,247           13          200         4,646
Provision charged to expense                    0             0           421            0            0           421
Recoveries on loans previously
   charged off                                197            18           142            0            0           357
-----------------------------------------------------------------------------------------------------------------------
                                            1,976         1,425         1,810           13          200         5,424
Less loans charged off                        (11)         (275)         (473)           0            0           759
-----------------------------------------------------------------------------------------------------------------------
                                            1,965         1,150         1,337           13          200         4,665
Reallocation                                 (200)                        200            0            0             0
-----------------------------------------------------------------------------------------------------------------------

Balance, Sept. 30, 1998                $    1,765         1,150         1,537           13          200         4,665
-----------------------------------------------------------------------------------------------------------------------

Ratios:
Loans in category to total loans            26.60%        63.84%         9.35%         .21%         N/A        100.00%
-----------------------------------------------------------------------------------------------------------------------

The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The Company posted year-to-date net earnings of $3,875,000 at September 30, 1998, an increase of $1,857,000, or 92%, from year-to-date earnings of $2,018,000 at September 30, 1997. This increase in earnings is largely attributable to an increase in the volume of mortgage loan originations and sales at the bank subsidiaries and CasBanc Mortgage, Inc. The increased mortgage loan activity is a result of the favorable low interest rate environment in effect for fifteen and thirty year mortgages on one to four family residential properties. If interest rates for fifteen and thirty year mortgages increase, the subsidiaries may not be able to maintain origination volume at the present level and earnings may be adversely impacted. Mortgage loan origination income for the first nine months of 1998 increased 87% to $8,139,000 as compared to $4,356,000 for the first nine months of 1997. In units, the year-to-date mortgage loans sales for the first nine months of 1998 were 3,396 versus 1,995 during the first nine months of 1997.

Year-to-date basic earnings per common share were $1.78 at September 30, 1998, up $.88 per share from September 30, 1997 basic earnings per common share of $.90. The increase in basic earnings per share is due primarily to the increased mortgage loan origination income as described above. Diluted earnings per share were $1.77.

Net earnings applicable to common stock of $3,857,000 year-to-date at September 30, 1998 compares to $1,867,000 at September 30, 1997. This represents a 107% increase. Year-to-date preferred stock dividends were $18,000 at September 30, 1998 as compared to $151,000 at September 30, 1997. The decrease was due to the preferred stock redemption which occurred in December, 1997.

Net earnings applicable to common stock of $1,254,000 for the three months ended September 30, 1998 is an increase of $364,000 or 41% over the same three month period ending September 30, 1997. This is also related to the increased volume of mortgage loan originations in 1998 versus 1997.

The following discussion of performance for the three month and nine month periods ending September 30, 1998 as compared to the corresponding periods in 1997 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)

                                 INTEREST INCOME

Net interest income before provision for possible loan losses for the third quarter of 1998 was $5,481,000 versus $4,986,000 in the third quarter of 1997 for an increase of 10% or $495,000. This increase is primarily attributed to an increase in interest and fees on loans which was positively affected by the collection of interest previously foregone on a non-accrual loan. Net interest income before provision for possible loan losses for the first nine months of 1998 increased 5% to $15,431,000 as compared to $14,647,000 for the first nine months of 1997. This increase is attributed to both increases in interest and fees on loans and interest on mortgage loans held for sale. Interest on mortgage loans held for sale is generated as a result of loans that have been originated through CasBanc Mortgage, Inc. (CMI), but not yet sold in the secondary market. The subsidiary banks purchase these loans from CMI when the loans are made to the borrowers. The subsidiary banks then hold these interest earning assets until they are sold into the secondary market, providing short-term liquid investments for the banks.

The average net interest margin, on a federal tax equivalent basis (including non-accruing loans), increased for the first nine months of 1998 at 4.51% as compared to 4.38% in 1997. This increase can primarily be attributed to the collection of interest previously foregone on a non-accrual loan, as mentioned above.

The ratio of average earning assets to average total assets increased slightly to 93.48% for the first nine months of 1998 as compared to 93.11% for the same period in 1997.

Competition from both financial institutions and non-traditional competitors, as well as general economic trends, will continue to impact future earnings. The earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

                       PROVISION FOR POSSIBLE LOAN LOSSES

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total outstanding loans decreased slightly to 1.47% at September 30, 1998 as compared to 1.48% at December 31, 1997. The provision for loan losses recorded during the first nine months of 1998 was $421,000 as compared to $735,000 during the same period in 1997. The balance in the allowance for loan loss account is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. The allowance for loan loss balance reflects the underlying credit risk in the loan and lease portfolio. As such, fluctuations are expected in the allowance balance, however, as noted, the fluctuations have not been material. The Company's allowance for loan losses are deemed to be sufficient based on the evaluation of the above factors.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans, and other real estate owned, represented .70% of total assets as of September 30, 1998, which has decreased from .89% at December 31, 1997. The following table summarizes the components of non-performing assets at September 30, 1998 and at December 31, 1997:

                                                  SEPT. 30, 1998     DECEMBER 31, 1997
                                                  --------------     -----------------
                                                         (DOLLARS IN THOUSANDS)
     Non-accrual loans                                $2,497               $3,968
     Loans past due 90+ days & still accruing            708                  500
     Restructured loans, performing according
       to terms of restructure agreement                 214                  139
     Other real estate owned                             165                    0
                                                         ---                    -
         TOTAL NON-PERFORMING ASSETS                  $3,584               $4,607
                                                      ------               ------
                                                      ------               ------

The decrease in non-accrual loans was primarily due to paydowns of non-accrual loans, especially at Castle Bank Harvard, N.A. (CBH). The majority of loans 90 days or more past due and still accruing at September 30, 1998 relate to residential real estate loans at CasBanc Mortgage, Inc. and consumer loans at Castle Finance Company (CFC). Foreclosure proceedings have started on all the properties representing the real estate loans. Based on the collateral value of the loans, complete recovery of the principal, interest, and collection costs are anticipated and, as a result, in accordance with Company policy, interest income is still being accrued. In accordance with the policy at CFC, loans remain on accrual-status until time of charge-off. Other real estate owned consists of one parcel of commercial property.

Year-to-date net charge-offs at September 30, 1998 totaled $402,000 as compared to $127,000 at September 30, 1997. The increase in net charge-offs was due to a charge-off at CBH in 1998 and a recovery at The Sandwich State Bank in 1997. In the first quarter, a $200,000 reallocation of the allowance account was made from the commercial and agricultural portfolio to the consumer portfolio. This reallocation was done based on a historical analysis of the charge-off history for both portfolios. Management continues to closely monitor all past dues and to improve collection efforts.


                             OTHER OPERATING INCOME

Other income, excluding security gains and losses, totaled $10,758,000 for the first nine months of 1998 as compared to $6,539,000 for the same period in 1997. As mentioned above, $3,783,000 of the $4,219,000 increase over the prior year period relates to fee income earned by CasBanc Mortgage, Inc. and the other subsidiaries on the origination of mortgages sold in the secondary market. If interest rates for fifteen and thirty year mortgages increase, mortgage origination activities and earnings may be adversely impacted.

$71,000 in net securities gains were recognized in the first nine months of 1998 as compared to net gains of $209,000 during the first nine months of 1997. For 1998 and 1997, all recognized gains and losses related to the sale or call of securities classified as available for sale.


                            OTHER OPERATING EXPENSES

Other operating expenses increased approximately $2,306,000 year to date at September 30, 1998 over the corresponding nine month period in 1997. Increases in employee salaries and benefit expense accounted for $1,715,000 of the increase. The majority of the salary increase was due to higher mortgage loan origination production during the first nine months of 1998, which caused higher commission expense to be paid to commissioned employees. Salary and employee benefits expense also increased due to normal salary increases granted during the year.


                              FINANCIAL CONDITION

From December 31, 1997 to September 30, 1998, total assets decreased $5,905,000. At September 30, 1998 the portfolio of mortgage loans held for sale was down $20,098,000 from December 31, 1997. This reduction was off-set by an increase in the investment portfolio of $9,020,000 and an increase in net loans of $4,163,000 for the same period. An increase in total deposits of $16,398,000 from December 31, 1997 to September 30, 1998, has helped reduce reliance on short term borrowings.

                                     CAPITAL

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of September 30, 1998 was 7.18%, an increase from 6.38% at December 31, 1997. The ratio exceeds the regulatory well capitalized levels. The Company's September 30, 1998 total risk weighted capital ratio also increased to 11.73% from 10.67% at December 31, 1997. The Tier 1 capital ratio at September 30, 1998 increased to 10.48% from 9.42% at December 31, 1997. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well capitalized levels.

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first nine months of 1998 as compared to the same period in 1997. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.

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


                                    YEAR 2000

Like other businesses dependent upon computerized information processing, the Company must deal with "Year 2000" issues, which stem from using two digits to reflect the year in many computer programs and data. Computer programmers and other designers of equipment that use microprocessors have long abbreviated dates by eliminating the first two digits of the year. As the year 2000 approaches, many systems may be unable to distinguish years beginning with 20 from years beginning with 19, and so may not accurately process certain date-based information, which could cause a variety of operational problems for businesses.

The Year 2000 project has been a top priority for the Company. Failure of a mission critical system used by the Company could have a materially adverse effect on the Company's operations and financial performance, as could Year 2000 problems experienced by others with whom the Company does business. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company's Year 2000 efforts or the efforts of those with whom it does business not be successful.

The Company began its Year 2000 efforts in May 1997. A dedicated Year 2000 Project Team was formed and the team meets on a monthly basis. Each major operational area of the Company is represented on the team, including internal audit. The status of the project is reported to the Board of Directors at each meeting. Results of all exams performed by all external agencies are reported to the Board at the next available meeting. Status reports are also presented to the Internal Audit Committee by the Internal Auditor. The Company partnered with a major consulting firm beginning in February 1998 to assist the Company in testing core mission critical systems (i.e., the loan and deposit systems). The Company performs no programming in house and controls no source codes. All software used by the Company is purchased from third parties including core applications. The core application software is provided by a highly recognized bank software provider with well over 1,000 banks using their software country wide.

The Company completed the assessment phase of the project by June 1997. The Company completed the inventory phases of the project by September 1997. Testing and remediation efforts have been underway on mission critical applications since early 1998. Some mission critical applications have been discovered to be non-compliant. These systems will be replaced with new compliant systems by December 31, 1998. The Company's goal is to have all mission critical applications tested by December 31, 1998. The Company is well on its way to achieving that goal, but the Company is participating in proxy testing with one vendor where the testing will not take place until the first quarter of 1999. Also, the Company has purchased new compliant processing software for CasBanc Mortgage, Inc. that is scheduled to be functional on December 1, 1998, but the testing will not take place until the first quarter 1999. The Company performed extensive core application testing in July 1998 which was overseen by a major consulting firm. The project team has had extensive contact with all mission critical vendors and continues to monitor their progress as diligently as possible. Although the Company is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. Contingency plans have been developed where practical to provide the Company with alternatives in situations where an entity furnishing a critical product or service experiences significant Year 2000 difficulties that will affect the Company. With respect to non-mission critical applications, the Company's target for completion of Year 2000 work is September 1999.

The Year 2000 project team has also been working on issues that are not directly related to data processing systems. The team is reviewing various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that they will function in the Year 2000. The team is also reviewing the status of power and telecommunications providers. Possible problems in these areas are continuing to be addressed by the Company.

As part of the Company's credit analysis process, it has developed a plan for assessing the Year 2000 readiness of its major credit customers. Year 2000 issues have also been included in the loan review process and in the adequacy of the reserve analysis. In addition, as part of the Company's fiduciary responsibilities in the asset and trust management area, The Company has been working very closely with the Company's third-party servicer to verify that their product is Year 2000 compliant. The Company will be participating in proxy testing of this servicer in the first quarter of 1999. The proxy testing is being coordinated by a major public accounting firm. The Company has also sent an FDIC prepared statement stuffer to all checking and savings account customers which describes the Year 2000 problem in detail and provides guidance regarding FDIC insurance.

The Company still estimates the cost of the Year 2000 project to be $350,000. This includes costs which will be capitalized and costs which will be immediately expensed. This estimate does not include the cost of internal staff time; $150,000 of costs have been incurred to date, $100,000 of which will be capitalized as a entirely new system was purchased to replace one non-compliant mission critical system. It is expected that the remaining $200,000 will be incurred by September 30, 1999. It is anticipated that there may be various miscellaneous contingency plan expenditures made in the fourth quarter of 1999 which cannot be estimated at this time.

The discussion above incorporates the Company's best estimates of the costs and completion date of the Year 2000 project. The Company derived these estimates using numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee that the Company will achieve these estimates. Therefore, actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


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

                                      PART II

ITEM 1--LEGAL PROCEEDINGS
Neither the Company nor any subsidiary is a party to any material legal proceedings at this time. However, the Company and its subsidiaries are from time to time parties to routine litigation incidental to their businesses.

ITEM 2--CHANGES IN SECURITIES
Not applicable.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5--OTHER INFORMATION
Not applicable.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
       (a)   Exhibits
             --------
             11      Computation of Per Share Earnings
             27      Financial Data Schedule

       (b)   Reports on Form 8-K
             -------------------
             The Company filed a report on Form 8-K on July 1, 1998 with respect to, among other things, its new relationship with ABN-AMRO, a Chicago, Illinois based investment and brokerage firm being used to provide a primary market in the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





  /s/ John W. Castle
-------------------------------------------------
By:  John W. Castle, Chairman of the Board
     Chief Executive Officer and Director
     Castle BancGroup, Inc.

Date:  November 13, 1998





  /s/  Micah R. Bartlett
-------------------------------------------------
By:  Micah R. Bartlett, Chief Accounting Officer
     and Controller
     Castle BancGroup, Inc.

Date:  November 13, 1998

                                  EXHIBIT INDEX


EXHIBIT 11            Computation of Per Share Earnings

EXHIBIT 27            Financial Data Schedule