Form 10-K
period 1998-12-31
CASTLE BANCGROUP INC
filed 1999-03-26
CIK 723043

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998       Commission File No. 0-25914

-------------------------------------------------------------------------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

   Aggregate market value of voting stock held by non-affiliates of the registrant as of February 22, 1999, based upon average market price at that date: The registrant's Common Stock is not listed on an established exchange and is infrequently traded. The most recent known trading price is $30.00 per share. Based on this price the aggregate market value of voting shares held by non-affiliates of the registrant is $55,889,000.

The registrant had 2,175,394 shares of Common Stock outstanding as of March 18, 1999.

The following documents are incorporated by reference in this report:
1. Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference to Part III hereof.

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

     The primary function of the Company is to coordinate the policies and operations of its subsidiaries in order to improve and expand their products and services and to effect operating economies of scale. The Company provides auditing, marketing, and data processing services to the subsidiaries. It also provides management services, training, human resources, and business development assistance.

     The Company is also responsible for the identification and evaluation of potential financial industry acquisition targets within the strategic market area, generally defined as the corridor bounded by Chicago's western suburbs on the east, Interstate 39 on the west, southern Wisconsin on the north, and northwestern Indiana on the southeast.

     Castle Bank, N.A. (CB) (formerly known as The Sandwich State Bank), First National Bank in DeKalb (FNB), Castle Bank Harvard, N.A. (CBH) (formerly known as First State Bank of Harvard) and The Bank of Yorkville (BOY) (collectively, Subsidiary Banks) are wholly owned banking subsidiaries of the Company. The Subsidiary Banks provide banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, cash management, electronic banking services, trust services, and credit and debit cards. The Subsidiary Banks serve a diverse customer base including individuals, businesses, governmental units, and institutional customers. The Subsidiary Banks have banking offices in DeKalb, Sycamore, Sandwich, Plano, Sugar Grove, Harvard, and Yorkville, Illinois and a mortgage loan origination office in Sandwich, Illinois.

     CasBanc Mortgage, Inc. (CMI), an Illinois corporation and wholly owned subsidiary of the Company, is a residential mortgage originator and broker that engages in the origination of residential mortgages which are subsequently sold in the secondary market. CMI is headquartered in Oak Brook, Illinois and has loan origination offices in Oak Brook, Rolling Meadows, Matteson, Chicago, Naperville, and Berwyn, Illinois, Merrillville, Indiana, and Chesterfield, Missouri. CMI also provides processing services and delivery in the secondary market for residential mortgage loans originated by the Subsidiary Banks.

     Castle Finance Company (CFC), an Illinois corporation and wholly owned subsidiary of the Company, is a 100% owned consumer finance company that engages in making small consumer loans, as well as acting as an agent to sell insurance relating to those loans. CFC is headquartered in DeKalb, with loan origination offices in DeKalb and Plano, Illinois.

COMPETITION

     Active competition exists in all principal areas where the Company and its subsidiaries operate, not only with other commercial banks, finance companies and mortgage bankers, but also with savings and loan associations, credit unions, and other financial service companies serving the Company's defined market area. The principal methods of competition between the Company and its competitors are price and service. Price competition, primarily in the form of interest rate competition, is a standard practice within the Company's market place as well as the financial services industry. Service and product quality are also significant factors in competing and allow for differentiation from competitors.

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

     Deposits of all the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation (FDIC) and are subject to the provisions of the Federal Deposit Insurance Act. Areas subject to regulation by federal and state authorities include capital adequacy, reserves, investments, loans, mergers, issuance of securities, payments of dividends by the banking affiliates, establishment of branches, and other aspects of banking operations.

     The FDIC Board of Directors voted on December 11, 1996 to finalize a rule lowering the rates on assessments paid to the Savings Association Insurance Fund
(SAIF), effective as of October 1, 1996. As a result of the special assessment required by the Deposit Insurance Funds Act of 1996 (Funds Act), the SAIF was capitalized at the target Designated Reserve Ratio (DRR) of 1.25% of estimated insured deposits on October 1, 1996. The Funds Act required the FDIC to set assessments in order to maintain target DRR. The Board has, therefore, lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The Board has also established a process, similar to that which was applied to the Bank Insurance Fund (BIF), adjusting the rate schedules for both the SAIF and the BIF within a limited range, without notice and comment to maintain each of the fund balances at the target DRR. Commencing in 1997 and continuing through 1999, annual premium rates for the healthiest banks (1A category) are 1.29 cents for every $100 of BIF-assessable deposits. All Subsidiary Banks paid the 1.29 cents rate during 1998.

     Since September 29, 1995, adequately capitalized and adequately managed bank holding companies have been able to acquire banks across state lines, without regard to whether the transaction is prohibited by state law. Any state law relating to the minimum age of target banks (not to exceed five years) is applicable. The Federal Reserve Board is not permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

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

     National banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Generally, the regulations provide that dividends are limited to net earnings for the current and two preceding years, reduced by dividends paid and transfers to permanent capital. At December, 31, 1998, subject to minimum regulatory capital guidelines, FNB and CBH could, without prior approval of regulatory authorities, declare dividends of approximately $3,224,000 and $262,000 respectively. Assuming CB's conversion to a national bank charter was effective as of December 31, 1998, CB could, without prior approval of regulatory authorities, declare dividends of approximately $773,000.

     BOY is subject to state banking regulations which provide that dividends can be paid up to the amount of available undivided profits (as defined), subject to total capital adequacy considerations.

THE COMPANY'S SUBSIDIARIES

     BOY is a state chartered bank. It is therefore subject to regulation and examination by the Illinois Office of Banks and Real Estate. CBH converted to a nationally chartered bank effective April 1, 1997. CB converted to a nationally chartered bank effective January 1, 1999. CB, CBH, and FNB are nationally chartered banks and Federal Reserve members, and are therefore subject to regulation and examination by the Office of the Comptroller of the Currency, as well as the Federal Reserve Board. All of the Subsidiary Banks are subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. The examinations by the various regulatory authorities are designed for the protection of bank depositors.

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

     CMI is a residential mortgage originator and broker and is therefore subject to licensing, regulation and examination by the Illinois Office of Banks and Real Estate, as well as the appropriate agencies in Indiana, Wisconsin and Missouri. Examinations by this regulator are designed for the protection of the consumer borrowers and not for the mortgage company shareholders.

     CFC is a finance company and is therefore subject to licensing, regulation, and examination by the Department of Financial Institutions for the State of Illinois. Examinations by this regulator are designed for the protection of the consumer borrowers and not for the finance company shareholders.

CAPITAL REQUIREMENTS

     All federal bank regulatory agencies have adopted risk-based capital guidelines. These guidelines establish required levels of capital that are monitored by certain ratios. Capital is divided into two components; Tier 1 capital which includes common stock, additional paid-in capital, retained earnings and certain types of perpetual preferred stock less goodwill, and Tier 2 capital that includes among other things, limited life preferred stock, subordinated debt and the allowance for possible loan losses. These components of capital are compared to both total assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization. This allocation separates assets and specified off-balance sheet commitments into four categories that are risk-weighted from 0 percent to 100 percent according to predefined levels of average risk. The guidelines require a tangible leverage capital ratio (defined as Tier 1 capital to average assets) of 4.00%. The Company had a tangible leverage capital ratio of 6.38% as of December 31, 1998. The guidelines require a total capital ratio (defined as the total of both Tier 1 and Tier 2 capital to risk weighted assets) of 8.00%. The Company had a total capital to risk weighted assets ratio of 11.08% as of December 31, 1998. The guidelines also require a Tier 1 ratio (defined as Tier 1 capital to risk weighted assets) of 4.00%. The Company had a Tier 1 ratio of 9.83% as of December 31, 1998. The regulatory requirements are considered minimums and actual ratios should be commensurate with the level and nature of all risks of a company (as determined by the regulatory agencies). Regulators generally expect organizations that are experiencing internal growth or are making acquisitions to maintain capital levels substantially above the minimum supervisory levels and comparable to peer groups, without significant reliance on intangible assets. Management intends to continue its emphasis on a strong capital position.

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

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had a total of 364 full-time equivalent employees. None of these employees are subject to a collective bargaining agreement. Management believes it has excellent relations with its staff.

ITEM 2.  PROPERTIES

     The following table sets forth information related to the Company's properties. These properties are suitable and adequate for the Company's business needs.


                                                                                              APPROXIMATE
ENTITY    DESCRIPTION                ADDRESS                        CITY/STATE                SQUARE FEET    OWNED/LEASED
------    -----------                -------                        ----------                -----------    ------------
FNB       Main bank                  141 West Lincoln Highway       DeKalb, IL                   19,600      Owned
FNB       Drive-in facility          141 West Lincoln Highway       DeKalb, IL                    1,200      Owned
FNB       Branch facility            1007 North First Street        DeKalb, IL                    1,800      Owned
FNB       Branch facility            511 West State Street          Sycamore, IL                  9,400      Owned/Leased(1)
FNB       Branch facility            1602 East Sycamore Road        DeKalb, IL                    2,300      Owned
FNB       Commercial building        121 West Lincoln Highway       DeKalb, IL                   15,000      Owned(2)
CB        Main bank                  100 West Church Street         Sandwich, IL                 13,000      Owned
CB        Mortgage office            44 West Church Street          Sandwich, IL                  1,200      Leased
CB        Branch facility            91 Sugar Lane, Suite C         Sugar Grove, IL               1,000      Leased
CB        Branch facility            505 West Route 34              Plano, IL                     2,400      Leased
CBH       Main Bank                  201 West Diggins Street        Harvard, IL                  11,700      Owned
CBH       Branch facility            1265 South Division Street     Harvard, IL                   3,500      Owned
BOY       Main bank                  606 Countryside Center         Yorkville, IL                21,100      Owned
CMI       Main/Mortgage office       1315 West 22nd Street          OakBrook, IL                 10,400      Leased
CMI       Mortgage office            5105 Tollview Drive            Rolling Meadows, IL           2,100      Leased
CMI       Mortgage office            6922 West Cermak               Berwyn, IL                    1,800      Leased
CMI       Mortgage office            2549 North Racine              Chicago, IL                   1,200      Leased
CMI       Mortgage office            2017 West Division             Chicago, IL                   1,200      Leased
CMI       Mortgage office            600 Holiday Plaza Drive        Matteson, IL                  3,900      Leased
CMI       Mortgage office            847 North Center Street        Naperville, IL                3,200      Owned
CMI       Mortgage office            101 West 79th Avenue           Merrillville, IN              3,140      Leased
CMI       Mortgage office            13990 Olive Road               Chesterfield, MO              1,800      Leased
CFC       Main/Origination office    232 West Lincoln Highway       DeKalb, IL                    2,000      Leased
CFC       Origination office         206 South Ben Street           Plano, IL                       600      Leased


ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any subsidiary is a party to, and none of their property is subject to, any material legal proceedings at this time. However, the Company and its subsidiaries are from time to time parties to routine litigation incidental to their businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters, through the solicitation of proxies or otherwise, were submitted to a vote of security holders during the quarter ended December 31, 1998.


----------------------------
(1) FNB owns the building and approximately 60% of the underlying land and has a long-term lease with option to buy the remaining land.
(2) FNB owns the building and leases the entire space to the Company. The facility houses all administrative and operational functions of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER
        MATTERS

     The Company's stock is traded over-the-counter and is quoted on the OTC Bulletin Board, under the symbol CTBG. During the period from January 1, 1997 through December 31, 1998, management of the Company believes that there were approximately 80 trades in the Company's common stock. Management of the Company does not have information with respect to the prices at which all such trades were effected but believes that the prices ranged from $20.50 to $31.00 per share on those transactions with respect to which it does have information.

     The approximate number of beneficial owners of Common Stock of the Company on December 31, 1998 was 973.

     Cash dividends on the above referenced common stock are paid semi-annually. Dividends for the years ended December 31, 1998 and 1997 were declared as follows:

                                                   1998       1997
                                                   ----       ----
         First semi-annual dividend               $0.12      $0.10
         Second semi-annual dividend              $0.14      $0.12
                                                  -----      -----
         Total                                    $0.26      $0.22
                                                  -----      -----


     The amount of dividends payable by the Company on its common stock is limited by the provisions of its long-term debt agreement. Dividends are limited to 50% of the net earnings, less dividends paid, in the previous eight quarters. As of December 31, 1998, the Company was limited to $2,628,000 for dividend purposes.

     On December 31, 1997, the Company issued 66,311 shares of Common Stock to four preferred stockholders. These shares were issued in combination with a cash payment of $841,158 to redeem 2,300 shares of the Company's Perpetual Preferred Stock. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Five Year Summary of Selected Consolidated Financial Data


                 FOR THE YEARS ENDED DECEMBER 31, (000'S OMITTED EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------
                                                                1998         1997         1996          1995         1994
---------------------------------------------------------------------------------------------------------------------------
  Interest income                                            $40,625       39,063       36,437        32,650       28,903
  Interest expense                                            19,702       19,468       17,858        15,927       12,487
---------------------------------------------------------------------------------------------------------------------------
  Net interest income before provision for possible           20,923       19,595       18,579        16,723       16,416
    loan losses
  Provision for possible loan losses                             737        1,128        1,113           488          323
---------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for possible            20,186       18,467       17,466        16,235       16,093
    loan losses
  Other operating income                                      14,960        9,553        8,339         7,931        3,366
  Investment securities gains (losses)                           154          210           41          (284)         (29)
  Other operating expenses                                    27,978       23,749       23,076        19,061       14,702
---------------------------------------------------------------------------------------------------------------------------
  Earnings before income taxes                                 7,322        4,481        2,770         4,821        4,728
  Income tax expense                                           2,587        1,468          926         1,457        1,368
---------------------------------------------------------------------------------------------------------------------------
  Net earnings                                                $4,735        3,013        1,844         3,364        3,360
---------------------------------------------------------------------------------------------------------------------------
  Net earnings applicable to common stock                     $4,712        2,811        1,643         3,026        2,885
---------------------------------------------------------------------------------------------------------------------------
  Per share data - common stock
      Net earnings - basic                                     $2.18         1.35          .80          1.49         1.46
      Net earnings - diluted                                   $2.16         1.34          .79          1.46         1.42
      Cash dividends                                           $ .26          .22          .20           .18          .16
  Financial position - year end
      Investment securities available for sale              $132,060      129,479      133,072       135,566      137,826
      Mortgage loans held for sale                            67,354       44,761       20,343        13,484            -
      Net loans                                              322,034      308,542      285,394       251,291      232,557
      Allowance for possible loan losses                       4,775        4,646        3,775         3,309        3,475
      Non-interest bearing deposits                           50,371       42,589       43,233        40,524       37,517
      Interest bearing deposits                              401,794      381,094      360,876       345,646      317,436
      Long-term debt                                          10,300       10,250       10,150        11,000       11,800
      Preferred stock                                              0          300        2,600         2,600        5,350
      Total stockholders' equity                              41,545       36,862       34,962        34,347       30,671
      Total assets                                           555,455      515,550      473,424       443,637      407,505
---------------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

     The Company's net earnings in 1998 totaled $4,735,000, a 57.2% increase from 1997 earnings of $3,013,000. This represents an $.83 increase in basic earnings per share. Net earnings for 1996 were $1,844,000.

     Two major factors contributed to the improvement in performance at the Company during 1998. First, net interest income after provision for possible loan losses was $20,186,000 for the year ended December 31, 1998 versus $18,467,000 for 1997, representing a 9.3% increase. Net interest income will be discussed in detail below. Second, a favorable interest rate environment during the year helped to increase net mortgage loan origination income to $11,490,000 for 1998 from $6,546,000 for 1997, or an increase of 75.5%. These increases were partially offset by an increase in salaries and employee benefits expense of 20.5%, from $15,336,000 in 1997 to $18,477,000 in 1998. This increase is largely due to the commission paid to mortgage loan originators related to net mortgage loan origination income.

     Net earnings attributable to common stock increased to $4,712,000 in 1998 from $2,811,000 in 1997. Net earnings attributable to common stock for 1996 was $1,643,000. Dividends paid on preferred stock totaled $23,000 in 1998 as compared to $202,000 in 1997, and $201,000 in 1996. Basic earnings per share increased to $2.18 for 1998 as compared to $1.35 for 1997. Basic earnings per share for 1996 was $.80. The following table highlights significant factors that have contributed to these changes in earnings per share:

                                                        Changes in Basic Earnings per Share
                                                         1997 to 1998        1996 to 1997
--------------------------------------------------------------------------------------------
Prior period basic earnings per share                      $    1.35          $     .80
Changes due to:
     Net Interest income                                        0.25               0.43
     Provision for possible loan losses                         0.20               0.00
--------------------------------------------------------------------------------------------
         Net interest income after provision
         for possible loan losses                               0.45               0.43
--------------------------------------------------------------------------------------------
     Other operating income
         Investment securities gains (losses), net              (.03)              0.08
         Gain on sale of land and buildings                      .00              (0.01)
         Mortgage revenues                                      2.16               0.65
         Other operating income items                            .16              (0.08)
--------------------------------------------------------------------------------------------
     Total other operating income                               2.29               0.64
--------------------------------------------------------------------------------------------
     Other operating expenses
         Salaries and employee benefits                        (1.16)             (0.37)
         Net occupancy and furniture expenses                   (.03)              0.03
         Outside services                                       (.17)              0.18
         FDIC insurance assessment                              0.00              (0.02)
         Goodwill amortization                                  0.01               0.00
         Other operating expense items                         (0.16)             (0.08)
--------------------------------------------------------------------------------------------
     Total other operating expenses                            (1.51)             (0.26)
     Income tax expenses                                       (0.49)             (0.26)
     Preferred stock dividends                                  0.09               0.00
--------------------------------------------------------------------------------------------
     Current period basic earnings per share               $    2.18          $    1.35
--------------------------------------------------------------------------------------------


     The Company's return on average equity for 1998 was 11.95%, as compared to 8.43% in 1997 and 5.36% in 1996. Return on average assets was .93% in 1998 versus .62% in 1997 and .40% in 1996. The increase in these ratios for 1998 were primarily due to the increase in net interest income and the increase in net mortgage loan origination income as described above.

NET INTEREST INCOME

     Net interest income before provision for possible loan losses, the Company's primary source of earnings, totaled $20,923,000 in 1998, a $1,328,000, or 6.8% increase over 1997. This increase can primarily be attributed to both an $840,000 increase in interest and fees on loans and an $837,000 increase in interest on mortgage loans held for sale. These changes were due to increases in average portfolio balances in 1998 versus 1997. These increases were partially off-set by a $234,000 increase in interest expense. Net interest income before provision for possible loan losses increased $1,016,000 in 1997 as compared to 1996, which represented a 5.5% increase.

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

     On a tax equivalent basis, net interest income increased to $21,517,000 in 1998 from $20,041,000 and $19,111,000 in 1997 and 1996, respectively. The tax equivalent net interest margin remained relatively constant in 1998, averaging 4.45% as compared to 4.40% in 1997 and 4.42% in 1996.

     Total average earning assets in 1998 were $478,895,000 an increase of $27,779,000 or 6.2% over 1997. Average earning assets as a percentage of total average assets increased slightly to 93.6% during 1998 as compared to 93.3% in 1997 and 93.0% in 1996. The total average loan portfolio represented 65.0% of total average earning assets in 1998, a decrease from 66.8% in 1997 and an increase from 62.8% in 1996. Mortgage loans held for sale represented 7.3% of average earning assets in 1998, an increase from 4.7% in 1997. Mortgage loans held for sale represented 6.9% of average earning assets in 1996. In 1998, average total interest-bearing liabilities were $423,551,000, a $20,914,000 or 5.2% increase over 1997. This increase can be attributed to a $3,802,000 increase in average short-term borrowings as well as growth of $18,037,000 or 4.9% in interest-bearing deposit liabilities. The proportion of average interest-bearing liabilities to average earning assets in 1998 decreased to 88.4% as compared to 89.3% in 1997.

PROVISIONS FOR POSSIBLE LOAN LOSSES

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

     The coverage of the allowance for loan losses to non-performing loans and loans past due 90 days or more and still accruing was 158.4% at the end of 1998 versus 100.8% and 131.9% at the end of 1997 and 1996, respectively. This increase in coverage was due to a decrease in non-accrual loans from $3,968,000 at the end of 1997 to $2,262,000 at the end of 1998. The allowance for loan losses as a percentage of total outstanding loans decreased slightly to 1.46% at December 31, 1998 as compared to 1.48% at December 31, 1997. The allowance level was at 1.31% of total loans at December 31, 1996. Gross charge-offs increased $296,000 from 1997 to 1998, primarily due to real estate charge-offs which increased $275,000. The ratio of net charge-offs to average total loans outstanding increased during 1998 to .19% as compared to .10% in 1997. The net charge-off ratio during 1996 was .28%. The increase in this ratio was due to the increase in charge-offs as described above and a decrease in recoveries of $22,000 primarily due to commercial and agricultural recoveries.

     The provision for possible loan losses is based on management's analysis of risk in the loan portfolio which takes into account portfolio growth and historical charge-offs, among many other factors. The provision totaled $737,000 in 1998 as compared to $1,128,000 in 1997, which represents a $391,000 decrease. The provision for possible loan losses increased $15,000 from 1996 to 1997. Management's analysis of the allowance for possible loan losses indicates that the current level of 1.46% of net outstanding loans appears to cover the risk of potential losses in the loan portfolio at December 31, 1998.

     Non-performing assets (defined as loans 90 days or more past due but still accruing interest, loans in non-accrual status, restructured loans and other real estate owned) totaled $3,014,000, or .54% of total assets, at December 31, 1998. This represents a decrease from $4,607,000 or .89% of total assets at December 31, 1997. Non-performing assets at December 31, 1996 were $2,938,000 or
 .62% of total assets.

NON-INTEREST INCOME

     Total other operating income is comprised of fee based revenues from mortgage and trust services, as well as deposit and other customer service charges. Excluding security gains and losses, other operating income totaled $14,960,000 for 1998, increasing from $9,553,000 in 1997 and $8,339,000 in 1996.
This change represents a 57% increase from 1997 to 1998, most of which can be attributed to an increase in mortgage revenues during this period. Mortgage loan origination income represents the largest source of fee based revenue for the Company and includes income generated from processing and closing fees, commission income, servicing release premiums, and net gains (losses) on the sales of these loans. Net mortgage loan origination income increased $4,944,000 from 1997 to 1998. Net mortgage loan origination income increased $1,374,000 from 1996 to 1997. The increased mortgage loan activity was a result of the favorable low interest rate environment in effect for fifteen and thirty year mortgages on one-to-four-family residential properties. If interest rates for fifteen and thirty year mortgages increase, the subsidiaries may not be able to maintain origination volume at past levels and earnings may be adversely impacted.

     Trust fee revenues increased 16.2% to $769,000 in 1998 as compared to $662,000 in 1997 and $644,000 in 1996. The Company continues to focus on growth of trust services in light of corporate goals to diversify revenue sources. The market value of assets managed by the Asset and Trust Management Group grew to $163.9 million at December 31, 1998 as compared to $155.7 million and $123.2 million at year end 1997 and 1996, respectively. Net security gains, on a pre-tax basis, totaled $154,000 in 1998 as compared to net gains of $210,000 in 1997 and $41,000 in 1996. The entire investment portfolio is classified as available-for-sale and all sales during the last three years were made from the available-for-sale classification. During 1998 several securities were sold at a gain to take advantage of market conditions at the time of the sale. The portfolio is recorded at current market value in the accompanying financial statements at Item 8. It is management's expectation to classify all investment securities purchased as available-for-sale for the foreseeable future. Changes in the market value of these securities are made by a charge to equity, net of applicable income taxes. The decision to purchase or sell a security is based on a number of factors including, but not limited to, the potential for increased yield, improved liquidity, asset mix adjustment, or improvement in the interest rate gap.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $27,978,000 in 1998 as compared to $23,749,000 and $23,076,000 in 1997 and 1996, respectively. As a percentage of average assets, total operating expenses increased to 5.47% in 1998 versus 4.91% in 1997. The total operating expenses as a percentage of total average assets was 5.01% for 1996. The efficiency ratio, which measures the level of non-interest expense to total net revenues, was 77.6% in 1998 as compared to 80.9% and 85.6% in 1997 and 1996, respectively. The decrease in the efficiency ratio is primarily due to the increase in net interest income and non-interest income as described previously.

     Salaries and employee benefits expense represents the largest component of other operating expenses. This category increased $3,141,000, or 20.5% from 1997 to 1998. During 1997, this expense increased $871,000, or

6.0%, when compared to 1996. The increase for 1998 is largely attributable to an increase in commission paid to mortgage loan originators. The Company employed 364 full-time equivalent (FTE) employees at December 31, 1998 as compared to 317 and 334 at December 31, 1997 and 1996, respectively. The increase in FTEs during 1998 was primarily due to the significant increase in the CMI mortgage loan operation. The decrease during 1997 was primarily due to the significant reduction in the CBH mortgage loan operations.

     Occupancy and furniture and fixtures expenses totaled $3,322,000 in 1998, an increase of $172,000, or 5.5%, from 1997. During 1997, occupancy and furniture and fixture expenses decreased $38,000 as compared to 1996. Outside services and other expense increased 13.6% to $3,761,000 during 1998 as compared to $3,312,000 in the prior year. Advertising expense increased 27.3% in 1998 to $629,000 versus $494,000 in 1997. Subsidiary management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff.

FINANCIAL CONDITION

     Total assets at December 31, 1998 were $555,455,000, a $39,905,000 or 7.7%
increase over December 31, 1997 total assets of $515,550,000. Growth of $13,492,000, or 4.4% in the net loan portfolio and $22,593,000, or 50.5%, for mortgage loans held-for-sale accounted for the increase in total assets. Cash and cash equivalents are continually monitored and maintained at operational minimums to utilize resources in historically higher yielding assets such as loans and mortgage loans held for sale. Average assets for 1998 grew by $28,052,000 or 5.8% to $511,602,000 as compared to $483,550,000 for 1997.

     The Company's asset growth has been funded primarily by growth in deposit accounts and short-term borrowings. Management continues to view "core" deposits (individual, partnership and corporate deposits) as the primary long term funding source for internal growth of the Company. Average deposits increased $20,260,000, or 5.0%, during 1998, while average short-term borrowings increased $3,802,000, or 15.8%. Brokered deposits totaled $693,000 at December 31, 1998, with interest rates ranging from 6.20% to 6.75% and maturities ranging from August 2000 through October 2002.

CAPITAL

     The Company is committed to maintaining strong capital positions in both the Subsidiary Banks as well as on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. During 1998, stockholders' equity increased $4,683,000 over December 31, 1997, after a $357,000 increase in unrealized gains on investment securities available-for-sale. The Company issued 17,773 shares of stock through its Employee Stock Purchase Plan during 1998, which generated $459,000 of new shareholders' equity. The Company's Tier 1 Leverage ratio at December 31, 1998 was 6.31%, which decreased from 6.38% as of December 31, 1997. This ratio exceeds the regulatory capital minimum and management believes the Company is maintaining a strong capital position. The Company's Total Risk Weighted Capital ratio increased to 11.08% as of December 31, 1998 from 10.67% as of December 31, 1997. The Tier 1 Capital ratio increased to 9.83% at December 31, 1998 from 9.42% at December 31, 1997. For further discussion of the regulatory capital requirements, see note 14 to the Financial Statements included in Item 8.

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

     As presented in the Consolidated Statement of Cash Flows included in
Item 8, the Company has experienced significant changes in its cash flows from operating, investing, and financing activities during 1998 as compared to prior years. These fluctuations primarily related to increases in the loan portfolio and mortgage loans held-for-sale at year-end which have primarily been funded by increases in short-term borrowings and deposit accounts.

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

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit (see note 14 included in Item 8). These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

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

     The following table indicates the Company's interest sensitive assets and liabilities over specific time horizons as well as its interest sensitivity gap at December 31, 1998:


(DOLLARS IN THOUSANDS                                              Balances Subject to Repricing Within
                                                  -------------------------------------------------------------------
                                                                                                OVER 1
                                                         90 DAYS      180 DAYS      1 YEAR        YEAR        TOTAL
---------------------------------------------------------------------------------------------------------------------
Interest earning cash and due from banks               $        0            0            0           0            0
Excess funds sold                                               0            0            0           0            0
Investment securities available for sale                    7,615        4,479       22,427      97,539      132,060
Mortgage loans held for sale                               67,354            0            0           0       67,354
Gross Loans                                               100,254       28,079       39,552     161,312      329,197
---------------------------------------------------------------------------------------------------------------------
   Total earning assets                                   175,223       32,558       61,979     258,851      528,611
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
NOW and Savings deposits                                  100,766            0            0           0      100,766
Cds and other interest-bearing deposits                   123,615       28,479       35,283     113,651      301,028
Short-term borrowings                                      44,197            0            0           0       44,197
Long-term borrowings                                        9,300            0            0       1,000       10,300
---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities                    277,878       28,479       35,283     114,651      456,291
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Net asset (liability) repricing difference               (102,655)       4,079       26,696     144,200       72,320
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Cumulative asset (liability) repricing
  difference                                            $(102,655)     (98,576)     (71,880)     72,320
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Cumulative earnings assets to cumulative
  interest-bearing liabilities                                .63          .68          .79        1.16
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Cumulative asset (liability) repricing difference
  as a percent of total earning assets                     -19.42%      -18.65%      -13.60%      13.68%
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


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

     The table below presents in tabular form contractual balances of the Company's on balance sheet financial instruments in U.S. dollars at the expected maturity dates as well as the fair value of those on balance sheet financial instruments for the period ended December 31, 1998. The expected maturity categories take into consideration the repricing ability of loans, and the callable feature of certain investments. The Company's liabilities that do not have a stated maturity date are considered to be long term in nature by the Company and are reported in the thereafter column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various assets and liabilities presented are actual as of December 31, 1998. The fair value of loans takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of checking, savings and interest-bearing checking accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of other borrowings approximates the carrying value due to the borrowings interest rate approximating market rates.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                               Fair
                                                                                                               Value
(DOLLARS IN THOUSANDS)          1999       2000       2001       2002       2003      Thereafter     Total    12/31/98
-----------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:
Mortgage Loans held for Sale    $67,354      -          -          -          -           -       $  67,354  $  67,663
   Average interest rate          6.74%      -          -          -          -           -           6.74%
Fixed interest rate loans       $76,950    $26,935    $19,384   $ 12,808   $  3,673    $  25,199   $164,949   $166,878
   Average interest rate          8.46%      9.98%     10.22%     10.14%      8.94%        9.08%      9.15%
Variable interest rate loans    $90,935    $30,005    $22,804   $ 12,545   $  1,309    $   6,650   $164,248   $165,609
   Average interest rate          8.42%      7.45%      7.45%      7.40%      7.10%        7.02%      7.96%
Fixed interest rate             $34,521    $29,685    $21,040   $  5,230   $  4,578     $ 37,006   $132,060   $132,060
securities
   Average interest rate          6.74%      6.55%      6.33%      6.41%      6.04%        6.04%      6.42%
Variable interest rate            -          -          -          -          -           -           -          -
securities
   Average interest rate          -          -          -          -          -           -           -          -
Other interest-bearing            -          -          -          -          -           -           -          -
assets
   Average interest rate          -          -          -          -          -           -           -          -

RATE SENSITIVE LIABILITIES:
Non interest-bearing
checking (with no stated          -          -          -          -          -         $ 50,371   $ 50,371   $ 50,371
maturity)
   Average interest rate          -          -          -          -          -           -           -          -
Savings and interest
bearing checking (with no         -          -          -          -          -         $175,025   $175,025   $175,025
stated maturity)
   Average interest rate          -          -          -          -          -            2.73%      2.73%
Time deposits                  $110,290    $25,880    $13,324    $64,156    $13,119       -        $226,769   $231,307
   Average interest rate          5.15%      6.03%      5.61%      6.12%      5.76%       -           5.59%
Short term borrowings         $  44,197      -          -          -          -           -        $ 44,197   $ 44,197
   Average interest rate          5.54%      -          -          -          -           -           5.54%
Long term debt                    -                    $1,000      -          -           -        $ 10,300   $ 10,300
                                          $9,300
   Average interest rate          -                     4.95%      -          -           -           6.47%
                                           6.63%

-----------------------------------------------------------------------------------------------------------------------


     The computations in the above table are based on numerous assumptions, including relative levels of market interest rates, discount rates, loan prepayments, investment call options, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates. Certain shortcomings are inherent in the method of analysis presented in the computation of the change in the market value of equity. Actual values may differ from those projections presented, should market conditions vary from assumption used.

         There have been no material changes in the market risks faced by the Company since December 31, 1997.

YEAR 2000

     Like other businesses dependent upon computerized information processing, the Company must deal with "Year 2000" issues, which stem from using two digits to reflect the year in many computer programs and data. Computer programmers and other designers of equipment that use microprocessors have long abbreviated dates by eliminating the first two digits of the year. As the year 2000 approaches, many systems may be unable to distinguish years beginning with 20 from years beginning 19, and so may not accurately process certain date-based information, which could cause a variety of operational problems for businesses.

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

     The Company began its Year 2000 efforts in May 1997. A dedicated Year 2000 Project Team was formed and the team meets on a monthly basis. Each major operational area of the Company is represented on the team, including internal audit. The status of the project is reported to the Board of Directors at each meeting. Results of all exams performed by all external agencies are reported to the Board at the next available meeting. Status reports are also presented to the Internal Audit Committee by the Internal Auditor.
The Company partnered with a major consulting firm beginning in February 1998 to assist the Company in testing core mission critical systems (i.e. the loan and deposit systems). The Company performs no programming in house and controls no source codes. All software used by the Company is purchased from third parties including core applications. The core application software is provided by a highly recognized bank software provider with well over 1,000 banks using their software country wide.

     The Company completed the assessment phase of the project by June 1997. The Company completed the inventory phases of the project by September 1997. Testing and remediation efforts have been underway on mission critical applications since early 1998. Some mission critical applications have been discovered to be non-compliant. These systems were replaced with new compliant systems by December 31, 1998. The Company's goal is to have all mission critical applications tested by March 31, 1999. Testing was completed by December 31, 1998 for all mission critical applications, except that the Company is participating in proxy testing with one vendor where the testing is on target to be completed by the first quarter of 1999. Also, the Company has purchased new compliant processing software for CMI which was installed in December 1998 and the testing is scheduled to take place in March 1999. The Company performed extensive core application testing in July 1998 which was overseen by a major consulting firm. The project team has had extensive contact with all mission critical vendors and continues to monitor their progress as diligently as possible. Although the Company is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. Contingency plans have been developed where practical to provide the Company with alternatives in situations where an entity furnishing a critical product or service experiences significant Year 2000 difficulties that will effect the Company. With respect to non-mission critical applications, the Company's target for completion of Year 2000 work is September 1999.

     The Year 2000 project team has also been working on issues that are not directly related to data processing systems. The team is reviewing various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that they will function in the Year 2000. The team is also reviewing the status of power and telecommunications providers. Possible problems in these area are continuing to be addressed by the Company.

     As part of the Company's credit analysis process, it has developed a plan for assessing the Year 2000 readiness of its major credit customers. Year 2000 issues have also been included in the loan review process and in the adequacy of the reserve analysis. In addition, as part of the Company's fiduciary responsibilities in the asset and trust management area, the Company has been working very closely with the Company's third-party servicer to verify that their product is Year 2000 compliant. The Company will be participating in proxy testing of this servicer in the first quarter of 1999. The proxy testing is being coordinated by a major public accounting firm. The Company has also sent FDIC prepared statement stuffers to all checking and savings account customers which describes the Year 2000 problem in detail and provides guidance regarding FDIC insurance.

     The Company estimates the cost of the Year 2000 project to be $411,000. This estimate does not include the cost of internal staff time; $280,000 of costs have been incurred to date, $215,000 of which will be capitalized as a few new systems were purchased to replace non-compliant mission critical systems. It is expected that the remaining $131,000 will be incurred by September 30, 1999. It is anticipated that there may be various miscellaneous contingency plan expenditures made in the fourth quarter of 1999 which cannot be estimated at this time.

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

ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted this statement in the first quarter of 1998. The adoption of SFAS No. 130 did not have a significant impact on the Company's financial statements.

     In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 for the fiscal year ended December 31, 1998. The adoption of this statement did not have a significant impact on the Company's financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The statement standardizes the disclosure requirements of SFAS No. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 only addresses disclosure and does not change any current measurement or recognition provisions. The statement is effective for fiscal years beginning after December 15, 1997. The Company has adopted this statement and provided the proper disclosure within the consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999, and is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The statement is effectively for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The reclassification is to be done when the statement is initially applied. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

    The following supplementary financial information of the registrant for each of the last three years (unless otherwise stated) is included on pages 20 through 26 of this Report:

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

                                      TABLE 1
                         COMPARISON OF AVERAGE BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)


The following table sets forth the registrant's consolidated average daily condensed balance sheet for each of the last three years:

                                                                         Years ended December 31,
                                             ----------------------------------------------------------------------------------
                                                       1998                        1997                        1996
                                             --------------------------  -------------------------   --------------------------
                                                               % of                        % of                        % of
ASSETS:                                         Amount         Total        Amount         Total        Amount         Total
                                             --------------  ----------  --------------  ----------  --------------  ----------
     Cash and due from banks                       $10,800        2.1%         $10,070         2.1          $9,757         2.1
     Interest-bearing deposits in banks                  0         0.0               0           0             376         0.1
     Excess funds sold                               2,907         0.6             547         0.1          10,426         2.3
                                             --------------  ----------  --------------  ----------  --------------  ----------
         Total cash and cash equivalents           $13,707         2.7          10,617         2.2          20,559         4.5

     Taxable securities                           $121,784        23.8         122,190        25.3        $110,313        23.9
     Tax-exempt securities                          12,508         2.4           9,710         2.0          12,165         2.6

     Mortgage loans held for sale                   35,094         6.9          21,372         4.4          29,651         6.4

     Loans and leases, net of unearned             311,196        60.8         301,419        62.3         269,091        58.5
     income
       Less:  Allowance for loan losses              4,594         0.9           4,122         0.8           3.469         0.8
                                             --------------  ----------  --------------  ----------  --------------  ----------
         Loans, net                                306,602        59.9         297,297        61.5         265,622        57.7

     Premises and Equipment                         11,206         2.2          10,694         2.2          10,217         2.2
     Goodwill, net of amortization                   4,230         0.8           4,779         1.0           5,328         1.2
     Other Assets                                    6,471         1.3           6,891         1.4           6,821         1.5

                                             --------------  ----------  --------------  ----------  --------------  ----------
         TOTAL ASSETS                              511,602      100.0%        $483,550      100.0%        $460,676      100.0%
                                             --------------  ----------  --------------  ----------  --------------  ----------
                                             --------------  ----------  --------------  ----------  --------------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
     Non-interest bearing deposits                 $42,812        8.4%         $40,589         8.4          39,300         8.5
     Interest bearing deposits                     386,692        75.6         368,655        76.2         350,918        76.2
                                             --------------  ----------  --------------  ----------  --------------  ----------
         Total Deposits                            429,504        84.0         409,244        84.6         390,218        84.7
                                             --------------  ----------  --------------  ----------  --------------  ----------

     Short-term borrowings                          27,863         5.4          24,061         5.0          19,887         4.3
     Long-term borrowings                            8,996         1.8           9.921         2.1          10,782         2.3
     Other liabilities                               5,605         1.1           4,598         0.9           5,375         1.2

                                             --------------  ----------  --------------  ----------  --------------  ----------
         TOTAL LIABILITIES                        $471,968        92.3        $447,824        92.6        $426,262        92.5

STOCKHOLDERS' EQUITY:
     Preferred Stock                                   298         0.1           2,591         0.5           2,600         0.6
     Common Stock                                      721         0.1             693         0.1             689         0.1
     Additional paid-in capital                      6,954         1.4           5,100         1.1           4,875         1.1
     Accumulated other comprehensive                   781         0.2             198         0.0             475         0.1
     earnings
                                                                                   198         0.0             475         0.1
     Retained earnings                              30,880         5.9          27,144         5.7          25,775         5.6
                                             --------------  ----------  --------------  ----------  --------------  ----------
         TOTAL STOCKHOLDERS' EQUITY                $39,634         7.7         $35,726         7.4         $34,414         7.5

         TOTAL LIABILITIES AND
                                             --------------  ----------  --------------  ----------  --------------  ----------
             STOCKHOLDERS' EQUITY                 $511,602      100.0%        $483,550      100.0%        $460,676      100.0%
                                             --------------  ----------  --------------  ----------  --------------  ----------
                                             --------------  ----------  --------------  ----------  --------------  ----------

                                    TABLE 2
               ANALYSIS OF NET INTEREST INCOME - TAX EQUIVALENT BASIS
                              (DOLLARS IN THOUSANDS)

THE TABLE BELOW SHOWS THE CHANGES IN INTEREST INCOME (TAX EQUIVALENT) AND INTEREST EXPENSE ATTRIBUTABLE TO VOLUME AND RATE VARIANCES. THE CHANGE IN INTEREST INCOME (TAX EQUIVALENT) DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

                                                 AVERAGE BALANCE                                AVERAGE RATE
                                      ---------------------------------------      ----------------------------------------
     INTEREST EARNINGS ASSETS:           1998          1997          1996             1998          1997           1996
     -------------------------
                                      -----------   -----------   -----------      -----------   -----------    -----------
Taxable securities                      $121,784      $122,190      $110,313            6.65%         6.81%          6.30%
Tax-exempt securities(1)                  12,508         9,710        12,165            8.58%         9.78%         10.03%
                                      -----------   -----------   -----------      -----------   -----------    -----------
 Total Securities                       $134,292      $131,900      $122,478            6.83%         7.03%          6.67%
                                      -----------   -----------   -----------      -----------   -----------    -----------

Time deposits                                  0             0           376              N/A           N/A          2.39%
Excess funds sold                          2,907           547        10,426            2.51%         6.03%          2.91%
Mortgage loans held for sale(2)           35,094        21,372        29,651            6.82%         7.29%          7.37%
Loans, net(1),(3)                        306,602       297,297       265,622            9.51%         9.50%          9.78%
                                      -----------   -----------   -----------      -----------   -----------    -----------
                                      -----------   -----------   -----------      -----------   -----------    -----------
Total Earning Assets (FTE)              $478,895      $451,116      $428,553            8.53%         8.68%          8.56%
                                      -----------   -----------   -----------      -----------   -----------    -----------
                                      -----------   -----------   -----------      -----------   -----------    -----------

   INTEREST BEARING LIABILITIES:
Interest bearing deposits               $386,692      $368,655      $350,918            4.53%         4.67%          4.59%
Short-term borrowings                     27,863        24,061        19,887            5.37%         6.21%          4.91%
Long-term borrowings                       8,996         9,921        10,782            7.45%         7.53%          7.35%
                                      -----------   -----------   -----------      -----------   -----------    -----------
Total Interest Bearing Liabilities      $423,551      $402,637      $381,587            4.65%         4.83%          4.68%
                                      -----------   -----------   -----------      -----------   -----------    -----------
                                      -----------   -----------   -----------
Interest Rate Spread (FTE)                                                              3.87%         3.85%          3.88%

Net interest  margin (FTE)                                                              4.45%         4.40%          4.42%
                                                                                   -----------   -----------    -----------
                                                                                   -----------   -----------    -----------

                                            INTEREST EARNED OR PAID             1998/97 CHANGE DUE TO       1997/96 CHANGE DUE
                                                                                                                    TO
                                      ------------------------------------      -----------------------    ---------------------
      INTEREST EARNING ASSETS:          1998         1997         1996           VOLUME        RATE         VOLUME       RATE
      ------------------------
                                      ---------    ----------   ----------      ---------    ----------    ---------    --------
Taxable securities                      $8,095        $8,325       $6,945           (28)         (202)          783         597

Tax-exempt securities(1)                 1,073           950        1,220            250         (127)       ( 241)        (29)

                                      ---------    ----------   ----------      ---------    ----------    ---------    --------
Total securities:                       $9,168        $9,275       $8,165           $222        ($329)         $542        $568
                                      ---------    ----------   ----------      ---------    ----------    ---------    --------

Time deposits                                0             0            9              -             -          (5)         (4)
Excess funds sold                           73            33          303             69          (29)        (432)         162
Mortgage loans held for sale(2)          2,394         1,557        2,185            942         (105)        (603)        (25)
Net loans (1),(3)                       29,584        28,644       26,307            929            11        3,089       (752)
                                      ---------    ----------   ----------      ---------    ----------    ---------    --------
Total Earnings Asset (FTE)             $41,219       $39,509      $36,969         $2,162        ($452)       $2,591       ($51)
                                      ---------    ----------   ----------      ---------    ----------    ---------    --------
                                      ---------    ----------   ----------      ---------    ----------    ---------    --------

   INTEREST BEARING LIABILITIES:
Interest bearing deposits              $17,535       $17,228      $16,090            827         (520)          826         312
Short-term borrowings                    1,497         1,493          976            219         (215)          229         288
Long-term borrowings                       670           747          792           (69)           (8)         (64)          19

                                      ---------    ----------   ----------      ---------    ----------    ---------    --------
Total Interest Bearing Liabilities     $19,702       $19,468      $17,858           $977        ($743)         $991        $619
                                      ---------    ----------   ----------      ---------    ----------    ---------    --------

Net interest income (FTE)              $21,517       $20,041      $19,111         $1,185          $291       $1,600      ($670)
                                      ---------    ----------   ----------      ---------    ----------    ---------    --------
                                      ---------    ----------   ----------      ---------    ----------    ---------    --------


------------
(1) The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a blended federal and state tax rate of 38.75%.
(2) The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
(3) The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.

                                     TABLE 3
                          MATURITY OF INVESTMENT SECURITIES
                                (DOLLARS IN THOUSANDS)


THE FOLLOWING TABLE SETS FORTH THE MATURITY OF THE REGISTRANT'S INVESTMENT
PORTFOLIO:

                                                                    AS OF DECEMBER 31, 1998
                                   -------------------------------------------------------------------------------------------
                                                                                                                  CORPORATE
                                                             U.S. GOVERNMENT AGENCIES     STATES AND POLITICAL   OBLIGATIONS
                                        U.S. TREASURY                                        SUBDIVISIONS(1)      AND OTHER
                                   ------------------------- -------------------------  -------------------------
                                     AMOUNT        YIELD        AMOUNT        YIELD        AMOUNT        YIELD       AMOUNT
                                   ------------  ----------- -------------  ----------  -------------  ----------  -----------
SECURITIES AVAILABLE FOR SALE(2):
One year or less                       $11,161        6.68%             -         N/A         $1,181       8.89%
After one through five years             7,292        5.62%         7,067       6.00%          5,049       9.26%
After five through ten years             2,877        6.45%        26,883       6.64%          5,234       7.02%
After ten years                                                    11,793       7.46%          4,106       7.74%
Mortgage backed securities(3)                                      47,301       6.54%
                                   ------------  ----------- -------------  ----------  -------------  ----------  -----------
    Total debt securities              $21,330        6.29%       $93,044       6.64%        $15,570       8.07%           $0

Federal Home Loan Bank stock                                                                                           $1,673
Other equity securities                                                                                                   443
                                   ------------  ----------- -------------  ----------  -------------  ----------  -----------

    Total securities available
      for sale                         $21,330        6.29%       $93,044       6.64%        $15,570       8.07%       $2,116
                                   ------------  ----------- -------------  ----------  -------------  ----------  -----------
                                   ------------  ----------- -------------  ----------  -------------  ----------  -----------


----------------------
(1) Yields were calculated on a tax equivalent basis assuming a blended federal and state tax rate of 38.75%.
(2) At December 31, 1998, the Company did not own any investment securities from a single issuer other than the U.S. Federal Government, that represents greater than 10% of total equity capital.
(3) Mortgage-backed security maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties. Therefore, these securities are not included within the maturity categories above.

                                     TABLE 4
                   ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE
                               (DOLLARS IN THOUSANDS)

THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S LOAN PORTFOLIO BY MAJOR CATEGORY FOR EACH OF THE LAST FIVE YEARS.

                                                                          DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                    1998         1997          1996         1995         1994
                                                 -----------   ----------    ---------    ----------   ----------
Commercial, financial and agricultural              $85,790     $ 73,908     $ 69,594      $ 63,197     $ 59,131
Real estate mortgages                               213,761      208,502      186,613       159,928      141,651
Consumer                                             29,168       32,606       35,242        33,094       32,040
Leases                                                  478          524          892         1,455          711
Student loans held for sale                               0            0            0             0        5,450
                                                 -----------   ----------    ---------    ----------   ----------
   Gross Loans                                     $329,197     $315,540     $292,341      $257,674     $238,983

Less:
Unearned discount and deferred loan fees              2,388        2,352        3,172         3,074        2,951
Allowance for possible loan losses                    4,775        4,646        3,775         3,309        3,475

                                                 -----------   ----------    ---------    ----------   ----------
   Net Loans                                       $322,034     $308,542     $285,394      $251,291     $232,557
                                                 -----------   ----------    ---------    ----------   ----------
                                                 -----------   ----------    ---------    ----------   ----------

SUMMARY OF LOAN LOSS EXPERIENCE:
Allowance for loan and lease losses, beginning       $4,646       $3,775       $3,309        $3,475       $3,940
Amounts charged-off:
    Commercial, financial and agricultural               11           60          270           268          570
    Real estate mortgages                               275            0           53           175            0
    Consumer                                            748          678          783           547          398
                                                 -----------   ----------    ---------    ----------   ----------
Total Charge-Offs                                    $1,034       $  738       $1,106        $  990       $  968
                                                 -----------   ----------    ---------    ----------   ----------

Recoveries on amounts previously charged-off:
    Commercial, financial and agricultural              230          274          236           133           90
    Real estate mortgages                                18            0           17             0           14
    Consumer                                            178          174           88           151           75
        Leases                                            0            0            0             0            0
                                                 -----------   ----------    ---------    ----------   ----------
Total Recoveries                                       $426       $  448       $  341        $  284       $  179
                                                 -----------   ----------    ---------    ----------   ----------

   Net Charges-Offs                                    $608       $  290       $  765        $  706       $  789

Provision charged to expense                            737        1,128        1,113           488          323
Addition to dealer reserve                                0           33          118            51            1
Addition due to purchase of subsidiary                    0            0            0             1            0
                                                 -----------   ----------    ---------    ----------   ----------
    Allowance for Loan and Lease Losses, Ending      $4,775       $4,646       $3,775        $3,309       $3,475
                                                 -----------   ----------    ---------    ----------   ----------
                                                 -----------   ----------    ---------    ----------   ----------

Non-performing loans at year-end:
    Non-accrual                                      $2,262       $3,968       $2,348        $2,064       $2,699
    Restructured                                        208          139          314           270          630
                                                 -----------   ----------    ---------    ----------   ----------
Total Non-Performing Loans                           $2,470       $4,107       $2,662        $2,334       $3,329
                                                 -----------   ----------    ---------    ----------   ----------
                                                 -----------   ----------    ---------    ----------   ----------

Past due 90 days or more, not included above            544          500          201            16          256
Other real estate, not included above                     0            0           75             0            0

RATIOS:
Allowance to year-end loans, net of unearned          1.46%        1.48%        1.31%         1.30%        1.47%
Allowance to non-performing loans                    193.32       113.12       141.81        141.77       104.39
Net charge-offs to average loans (gross)               0.19         0.10         0.28          0.29         0.34
Recoveries to charge-offs                             41.20        60.70        30.83         28.69        18.49
Non-performing loans to loans, net of unearned
    discount and deferred loan fees                    0.76         1.31         0.92          0.92         1.41


                                     TABLE 5
                       ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                               (DOLLARS IN THOUSANDS)

THE FOLLOWING TABLE SHOWS THE REGISTRANT'S ALLOWANCE FOR LOAN LOSSES FOR THE LAST FIVE YEARS.

                                       COMMERCIAL,
                                       FINANCIAL &   REAL ESTATE
                                      AGRICULTURAL      MORTGAGE     CONSUMER        LEASES   UNALLOCATED         TOTAL
                                      -------------  ------------    --------        ------   -----------         ------
December 31, 1998                           $1,811        $1,173       $1,586            $5          $200        $4,775
% of loans in category to total
loans                                       26.90%        64.20%        8.81%         0.10%           N/A       100.00%

December 31, 1997                           $1,779        $1,407       $1,247           $13          $200        $4,646
% of loans in category to total
loans                                       23.42%        66.08%       10.33%         0.17%           N/A       100.00%

December 31, 1996                           $1,376        $1,130       $1,054           $15          $200        $3,775
% of loans in category to total
loans                                       23.81%        63.83%       12.06%         0.30%           N/A       100.00%

December 31, 1995                           $1,420        $1,144         $519           $26          $200        $3,309
% of loans in category to total
loans                                       24.53%        62.07%       12.84%         0.56%           N/A       100.00%

December 31, 1994                           $1,655        $1,030         $464           $26          $300        $3,475
% of loans in category to total
loans                                       24.74%        59.27%       15.69%         0.30%           N/A       100.00%



                                       TABLE 6
                       MATURITY AND INTEREST SENSITIVITY OF LOANS
                                  (DOLLARS IN THOUSANDS)

THE FOLLOWING TABLE SHOWS THE MATURITY OF THE REGISTRANT'S LOAN PORTFOLIO.

                                                                    AS OF DECEMBER 31, 1998
                                      -------------------------------------------------------------------------------------
                                            TIME REMAINING TO MATURITY                          LOANS DUE AFTER ONE YEAR
                                      ---------------------------------------                  ----------------------------
                                                                                                 FIXED          FLOATING
                                      DUE           ONE TO        AFTER                          INTEREST       INTEREST
                                      WITHIN        FIVE YEARS    FIVE YEARS         TOTAL          RATE           RATE
                                       ONE YEAR
                                      -----------   -----------   -----------      -----------   -----------    -----------
Commercial, financial & agricultural      62,300        14,206         9,284           85,790        14,676          8,814
Real estate mortgages                     93,231       100,970        19,560          213,761        71,665         48,865
Consumer                                  12,032        14,131         3,005           29,168        17,097             39
Leases                                       322           156             -              478             -            156
                                      -----------   -----------   -----------      -----------   -----------    -----------
   Total                                $167,885      $129,463       $31,849         $329,197      $103,438        $57,874
                                      -----------   -----------   -----------      -----------   -----------    -----------
                                      -----------   -----------   -----------      -----------   -----------    -----------

                                    TABLE 7
                                AVERAGE DEPOSITS
                             (DOLLARS IN THOUSANDS)

THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S AVERAGE DAILY DEPOSITS AND AVERAGE RATE PAID ON THE INTEREST BEARING DEPOSITS FOR EACH OF THE LAST FIVE
YEARS:

                                                            DECEMBER 31,
                        -------------------------------------------------------------------------------------
                          NON-INTEREST    INTEREST
                            BEARING        BEARING
                            DEMAND         DEMAND       SAVINGS ACCOUNTS    TIME DEPOSITS   TOTAL DEPOSITS
                            DEPOSITS      DEPOSITS
                        ---------------  ------------  ------------------   --------------  ----------------
    1998 AVERAGE
         Balance            $42,811          $76,210            $78,725          $231,758        $429,504
         Rate                    --            2.61%              2.82%             5.75%           4.53%
    1997 AVERAGE
         Balance            $40,589          $70,454            $72,899          $225,302        $409,244
         Rate                   ---            2.74%              3.10%             5.79%           4.67%
    1996 AVERAGE
         Balance            $39,300          $67,583            $76,087          $207,248        $390,218
         Rate                   ---            2.52%              3.14%             5.79%           4.59%
    1995 AVERAGE
         Balance            $36,732          $65,951            $75,884          $181,746        $360,313
         Rate                   ---            2.51%              3.39%             5.67%           4.49%
    1994 AVERAGE
         Balance            $36,360          $79,208            $81,105          $155,481        $352,154
         Rate                   ---            2.46%              2.96%             4.69%           3.69%



THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S MATURITY DISTRIBUTION FOR ALL TIME DEPOSITS OF $100,000 OR MORE AS OF DECEMBER 31, 1998.


       MATURITY DISTRIBUTION FOR ALL TIME DEPOSITS OF $100,000 OR MORE
                         (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31, 1998
                                     ---------------------------------------------------------------------
                                      3 MONTHS OR   3 THROUGH 6    6 THROUGH     OVER 12
                                         LESS          MONTHS      12 MONTHS      MONTHS        TOTAL
                                         ----          ------        -------      ------        -----
  Time Deposits of $100,000 or more     $21,977       $14,250       $7,007       $13,378       $56,612


                                     TABLE 8
                              SHORT-TERM BORROWINGS
                              (DOLLARS IN THOUSANDS)

THE FOLLOWING TABLE SETS FORTH A SUMMARY OF THE REGISTRANT'S SHORT-TERM BORROWINGS FOR EACH OF THE LAST THREE YEARS.

                                                                            DECEMBER 31,
                                                            ----------------------------------------------
                                                                    1998             1997            1996
                                                            -------------    -------------   -------------
   Repurchase agreements                                            $313          $ 4,268         $ 2,756
   Federal funds purchased                                        33,900           21,850          10,000
   Federal Home Loan Bank Borrowings                               5,700            7,932               0
   Other short-term borrowings                                     4,284            5,007           6,832
                                                            -------------    -------------   -------------
    Total                                                        $44,197          $39,057         $19,588
                                                            -------------    -------------   -------------
                                                            -------------    -------------   -------------


                                   TABLE 9
                         RETURN ON EQUITY AND ASSETS

THE FOLLOWING TABLE SETS FORTH THE REGISTRANT'S RETURN ON AVERAGE ASSETS, RETURN ON AVERAGE EQUITY, DIVIDEND PAYOUT RATIO, AND AVERAGE EQUITY TO AVERAGE ASSET RATIO FOR THE LAST FIVE YEARS:


                                                                        DECEMBER 31,
                                             -------------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                             -----------   -----------   -----------   -----------   -----------
  Return on average assets                        0.93%         0.62%         0.40%         0.80%         0.84%

  Return on average equity                       11.95%         8.43%         5.36%         9.94%        11.22%

  Common stock dividend payout ratio             11.91%        15.20%        22.44%        10.97%         9.43%

  Average equity to average asset ratio           7.75%         7.39%         7.47%         8.04%         7.44%


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets


December 31, 1998 and 1997
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------
         ASSETS                                                                                       1998             1997
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks (note 2)                                                             $      12,270           11,377
---------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale (note 3)                                                  132,060          129,479
---------------------------------------------------------------------------------------------------------------------------
Mortgage loans held for sale, lower of cost or market                                               67,354           44,761
---------------------------------------------------------------------------------------------------------------------------
Loans   (note 4)                                                                                   329,197          315,540
     Less:
        Allowance for possible loan losses  (note 4)                                                 4,775            4,646
        Unearned income and deferred loan fees                                                       2,388            2,352
---------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                          322,034          308,542

Premises and equipment  (note 5)                                                                    11,554           10,854
Goodwill, net of amortization                                                                        3,967            4,495
Other assets                                                                                         6,216            6,042
---------------------------------------------------------------------------------------------------------------------------
                                                                                             $     555,455          515,550
---------------------------------------------------------------------------------------------------------------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits:
        Noninterest-bearing                                                                         50,371           42,589
        Interest-bearing  (note 6)                                                                 401,794          381,094
---------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                                     452,165          423,683
     Short-term borrowings  (note 7)                                                                44,197           39,057
     Long-term debt   (note 8)                                                                      10,300           10,250
     Other liabilities                                                                               7,248            5,698
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                  513,910          478,688
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Preferred stock, no par value; authorized 100,000 shares:
        7.75% cumulative 0 and 300 shares issued and outstanding in 1998
        1997, respectively (note 11)                                                                     0              300
     Common stock, $.33 1/3 par value; 5,000,000 shares authorized, 2,171,855 and
        2,152,593 shares issued and outstanding in 1998 and 1997, respectively                         724              718
     Additional paid-in capital                                                                      7,163            6,691
     Accumulated other comprehensive earnings  (note 9)                                                934              577
     RETAINED EARNINGS  (NOTES 12 AND 13)                                                           32,724           28,576
---------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                          41,545           36,862
Commitments and contingent liabilities (notes 14 and 15)
---------------------------------------------------------------------------------------------------------------------------
                                                                                             $     555,455          515,550
---------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLDIATED FINANCIAL STATEMENTS.

Consolidated Statements of Earnings


Years Ended December 31, 1998, 1997, and 1996
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------

                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                              $    29,406            28,566           26,248
     Interest and dividends on investment securities:
        Taxable                                                                    8,095             8,325            6,945
        Nontaxable                                                                   657               582              747
     Interest on excess funds sold                                                    73                33              312
     Interest on mortgage loans held for sale                                      2,394             1,557            2,185
---------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                                             40,625            39,063           36,437
---------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                         17,535            17,228           16,090
     Interest on short-term borrowings                                             1,497             1,493              976
     INTEREST ON LONG-TERM DEBT                                                      670               747              792
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                            19,702            19,468           17,858
---------------------------------------------------------------------------------------------------------------------------
Net interest income before provision
     for possible loan losses                                                     20,923            19,595           18,579
PROVISION FOR POSSIBLE LOAN LOSSES  (NOTE 4)                                         737             1,128            1,113
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses                      20,186            18,467           17,466
---------------------------------------------------------------------------------------------------------------------------
Other operating income:
     Trust fees                                                                      769               662              644
     Deposit service charges                                                         347               373              397
     Other service charges                                                         1,224             1,178            1,153
     Investment securities gains, net  (note 3)                                      154               210               41
     Mortgage loan origination income, net                                        11,490             6,546            5,172
     OTHER INCOME                                                                  1,130               794              973
---------------------------------------------------------------------------------------------------------------------------
Total other operating income                                                      15,114             9,763            8,380
---------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits  (note 10)                                    18,477            15,336           14,465
     Net occupancy expense of premises                                             1,784             1,630            1,508
     Furniture and fixtures                                                        1,538             1,520            1,680
     Office supplies                                                                 590               436              474
     Outside services                                                              1,169               760            1,142
     Advertising expense                                                             629               494              632
     FDIC insurance assessment                                                        51                49                8
     Postage and courier expense                                                     629               453              450
     Amortization expense-goodwill                                                   519               519              523
     OTHER EXPENSES                                                                2,592             2,552            2,194
---------------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                    27,978            23,749           23,076
---------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                       7,322             4,481            2,770
INCOME TAX EXPENSE  (NOTE 9)                                                       2,587             1,468              926
---------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                 $     4,735             3,013            1,844
---------------------------------------------------------------------------------------------------------------------------
Net earnings applicable to common stock                                      $     4,712             2,811            1,643
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                              $      2.18              1.35              .80
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                            $      2.16              1.34              .79
---------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Changes in Stockholders' Equity


Years Ended December 31, 1998, 1997, and 1996
-----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except share data)
                                                                                              ACCUMULATED
                                                                                                OTHER
                                              PREFERRED      COMMON              RETAINED    COMPREHENSIVE
                                                STOCK        STOCK    SURPLUS    EARNINGS       EARNINGS       TOTAL
-----------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 1996                  $ 2,600         686     4,695      24,994          1,372        34,347

Comprehensive Earnings
   Net Earnings                                      -           -         -       1,844              -         1,844
   Unrealized gain on investment
     securities                                      -           -         -           -         (1,445)       (1,445)
   Reclassification adjustments for
     gains included in net earnings                  -           -         -           -            (41)          (41)
   Income tax effect                                 -           -         -           -            561           561
                                                                                                            ---------
   Total comprehensive earnings                      -           -         -           -              -           919

Issuance of 15,488 shares of                         -           5       306           -              -           311
common stock
Cash dividends on preferred stock                    -           -         -        (201)             -          (201)
Cash dividends on common stock
   (.20 per share)                                   -           -         -        (414)             -          (414)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                     2,600         691     5,001      26,223            447        34,962

Comprehensive Earnings
   Net Earnings                                      -           -         -       3,013              -         3,013
   Unrealized gain on investment
     securities                                      -           -         -           -            425           425
   Reclassification adjustments for
     gains included in net earnings                  -           -         -           -          (210)         (210)
   Income tax effect                                 -           -         -           -           (85)          (85)
                                                                                                            ---------
   Total comprehensive earnings                      -           -         -           -              -         3,143

Issuance of  79,974 shares of common stock           -          27     1,690           -              -         1,717
Redemption of preferred stock                  (2,300)           -         -           -              -       (2,300)
Cash dividends on preferred stock                    -           -         -       (202)              -         (202)
Cash dividends on common stock
   (.22 per share)                                   -           -         -       (458)              -         (458)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                       300         718     6,691      28,576            577        36,862

Comprehensive Earnings
   Net Earnings                                      -           -         -       4,735              -         4,735
   Unrealized gain on investment
     securities                                      -           -         -           -            727           727
   Reclassification adjustments for
     gains included in net earnings                  -           -         -           -          (154)         (154)
   Income tax effect                                 -           -         -           -          (216)         (216)
                                                                                                            ---------
   Total comprehensive earnings                      -           -         -           -              -         5,092

Issuance of 19,262 shares of                         -           6       472           -              -           478
common stock
Redemption of preferred stock                    (300)           -         -           -              -         (300)
Cash dividends on preferred stock                    -           -         -        (23)              -          (23)
Cash dividends on common stock
   (.26 per share)                                   -           -         -       (564)              -         (564)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                        $0         724     7,163      32,724            934        41,545
-----------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Cash Flows


Years Ended December 31, 1998, 1997, and 1996
(Dollars in thousands)

                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Interest received                                                     $      40,077            38,535           35,721
     Fees received                                                                15,055             9,807            9,332
     Net increase in mortgage loans held for sale                                (22,593)          (24,418)          (6,859)
     Interest paid                                                               (19,706)          (19,041)         (17,872)
     Cash paid to suppliers and employees                                        (24,538)          (20,542)         (21,544)
     Income taxes paid                                                            (2,695)           (1,784)          (1,178)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                            (14,400)          (17,443)          (2,400)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
        Maturities of investment securities available for sale                    40,235            30,060           46,554
        Sales of investment securities available for sale                         38,406            59,152           23,162
     Purchases of investment securities available for sale                       (80,197)          (85,310)         (68,622)
     Net increase in loans                                                       (14,330)          (23,519)         (35,378)
     Proceeds from sale of land and building                                           -                 -               45
     Premises and equipment expenditures                                          (2,085)           (2,029)          (1,626)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (17,971)          (21,646)         (35,865)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
        NOW accounts, and savings accounts                                        33,691            (1,841)           5,030
     Net (decrease) increase in certificates of deposit                           (5,210)           21,415           12,909
     Dividends paid on preferred stock                                               (23)             (202)            (201)
     Dividends paid on common stock                                                 (564)             (458)            (414)
     Net proceeds from short-term debt                                             5,141            19,468           12,997
     Issuance of long term debt                                                    1,000             1,000                -
     Repayment of long-term debt                                                    (950)             (900)            (850)
     Redemption of preferred stock                                                  (300)           (2,300)               -
     Issuance of common stock                                                        479             1,717              311
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         33,264            37,899           29,782
---------------------------------------------------------------------------------------------------------------------------
Net change in cash and due from banks                                                893            (1,190)          (8,483)
Cash and due from banks at beginning of year                                      11,377            12,567           21,050
---------------------------------------------------------------------------------------------------------------------------
Cash and due from banks at end of year                                     $      12,270            11,377           12,567
---------------------------------------------------------------------------------------------------------------------------


                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by operating activities:
        Net earnings                                                           $   4,735             3,013            1,844
        Adjustments to reconcile net earnings to net
           cash provided by operating activities:
               Depreciation and amortization                                       2,066             2,065            2,122
               Provision for possible loan losses                                    737             1,128            1,113
               Gains on sale of investment
                  securities                                                        (154)             (210)             (41)
               Gain on sale of land and building                                       -                 -              (23)
           Increase (decrease) in:
               Income taxes payable                                                 (108)             (316)            (252)
               Interest payable                                                       (5)              426               51
               Unearned income                                                        36              (821)              98
               Other liabilities                                                   1,375             1,142              167
           Decrease (increase) in:
               Interest receivable                                                  (358)              363             (373)
               Other assets                                                           94               254              194
           Increase in mortgage loans held for sale                              (22,593)          (24,418)          (6,859)
           Discount accretion recorded as income                                    (485)             (380)            (794)
           Premium amortization charged against income                               260               311              353
---------------------------------------------------------------------------------------------------------------------------
                                                                           $     (14,400)          (17,443)          (2,400)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Years Ended December 31, 1998, 1997, and 1996
-------------------------------------------------------------------------------
(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        The consolidated financial statements of Castle BancGroup, Inc. and subsidiaries (Company) are prepared in conformity with generally accepted accounting principles and prevailing practices of the financial services industry which require management to make estimates that affect the reported financial position and results of operations. Actual results could differ from those estimates. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

        (A)   BASIS OF CONSOLIDATION
        The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, Castle Bank, N.A. (CB), First National Bank in DeKalb (FNB), Castle Finance Company
        (CFC), CasBanc Mortgage, Inc. (CMI), and SBI Illinois, Inc., which owns 100% of Castle Bank Harvard, N.A. (CBH) and The Bank of Yorkville (BOY) (Subsidiaries). Significant intercompany transactions and accounts have been eliminated in consolidation.

        (B)   INVESTMENT SECURITIES AVAILABLE FOR SALE
        Investments in debt and equity securities have been classified as available-for-sale and reported at fair value. The amortized valued is adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Unrealized gains and losses, net of related deferred income taxes, are reported in stockholders' equity.

        Gains and losses from the sale of investment securities prior to maturity are computed under the specific identification method and are included in investment securities gains, net, in the consolidated statement of earnings.

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

        (I)   GOODWILL
        The total cost of the Company's acquisitions of various subsidiaries exceeded their fair value of net assets acquired by approximately $7,814,000. This amount, net of accumulated amortization of $3,847,000 and $3,319,000 at December 31, 1998 and 1997, respectively, is shown as goodwill in the accompanying consolidated balance sheets and is being amortized on a straight line basis over 15 years. Goodwill and other valuation intangibles are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable.

        (J)   OTHER REAL ESTATE OWNED
        Other real estate owned includes foreclosures and property acquired in forgiveness of debt, and is included in other assets in the accompanying consolidated balance sheets. These properties are carried at the lower of cost or fair market value, less the estimated costs of disposal. Losses arising from the acquisition of property in full or partial satisfaction of loans are treated as loan losses. Any subsequent losses are charged to other expenses.

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

        The components of basic and diluted EPS for the years ended December 31, 1998, 1997, and 1996 were as follows: (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     1998              1997            1996
---------------------------------------------------------------------------------------------------------------------------
Basic EPS:
     Net Income                                                               $    4,735             3,013            1,844
     Less:  preferred stock dividends:                                               (23)             (202)            (201)
                                                                              ----------         ---------        ---------
        Income available to common stockholders                               $    4,712             2,811            1,643
                                                                              ----------         ---------        ---------

     Average common shares                                                     2,163,644         2,079,251        2,066,213
                                                                              ----------         ---------        ---------

     Basic EPS $                                                                    2.18              1.35              .80
                                                                              ----------         ---------        ---------

Diluted EPS:
     Income available to common stockholders                                  $    4,712             2,811            1,643
     Assumed conversion of preferred stock (anti-dilutive in 1997 and 1996)           23               N/A              N/A
                                                                              ----------         ---------        ---------

     Income available to common stockholders after assumed conversion         $    4,735             2,811            1,643
                                                                              ----------         ---------        ---------

     Average common shares                                                     2,163,644         2,079,251        2,066,213

     Assumed conversion of preferred stock (anti-dilutive in 1997 and 1996)       10,909               N/A              N/A


     Assumed exercise of stock options                                            18,719            22,188           19,359
                                                                              ----------         ---------        ---------

     Average common shares after assumed conversions                           2,193,272         2,101,439        2,085,572
                                                                              ----------         ---------        ---------

     Diluted EPS                                                              $     2.16              1.34              .79
                                                                              ----------         ---------        ---------
---------------------------------------------------------------------------------------------------------------------------

        (M)  REPORTING COMPREHENSIVE INCOME
        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted this statement in the first quarter of 1998. The adoption of SFAS No. 130 did not have a significant impact on the Company's financial statements.

        (N) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments and certain other information in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 for the fiscal year ended December 31, 1998. The adoption of this statement did not have a significant impact on the Company's financial statements.

(2)    CASH AND DUE FROM BANKS
       Certain of the Company's subsidiary banks, which are members of the Federal Reserve System, are required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The reserves required to be maintained at the Federal Reserve Bank averaged $1,060,000 and $1,005,000 in 1998 and 1997, respectively. Cash and due from banks include cash on hand and in banks with original maturities of three months or less.

(3)    INVESTMENT SECURITIES
       A comparison of amortized cost and fair value of investment securities available for sale at December 31, 1998 and 1997 follows: (DOLLARS IN THOUSANDS)

                                                                                    DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross             Gross
                                                              Amortized         unrealized        unrealized          Fair
                                                                cost               gains            losses            value
---------------------------------------------------------------------------------------------------------------------------
       U.S. Treasury and agency
            obligations                                   $      66,082            1,008               (17)          67,073
       Obligations of state and political
            subdivisions                                         15,329              277               (36)          15,570
       Mortgage-backed securities                                47,050              381              (130)          47,301
---------------------------------------------------------------------------------------------------------------------------
       Total debt securities                              $     128,461            1,666              (183)         129,944
---------------------------------------------------------------------------------------------------------------------------
       Federal Home Loan Bank stock                       $       1,673                -                 -            1,673
       Other equity securities                                      443                -                 -              443
---------------------------------------------------------------------------------------------------------------------------
       Total securities                                   $     130,577            1,666              (183)         132,060
---------------------------------------------------------------------------------------------------------------------------

                                                                                     DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross             Gross
                                                              Amortized         unrealized        unrealized          Fair
                                                                cost               gains            losses            value
---------------------------------------------------------------------------------------------------------------------------
       U.S. Treasury and agency
            obligations                                   $     101,495              657              (173)         101,979
       Obligations of state and political
            subdivisions                                          9,873              253                (2)          10,124
       Mortgage-backed securities                                15,397              218               (45)          15,570
---------------------------------------------------------------------------------------------------------------------------
       Total debt securities                              $     126,765            1,128              (220)         127,673
---------------------------------------------------------------------------------------------------------------------------
       Federal Home Loan Bank stock                       $       1,472                -                 -            1,472
       Other equity securities                                      334                -                 -              334
---------------------------------------------------------------------------------------------------------------------------
       Total securities                                   $     128,571            1,128              (220)         129,479
---------------------------------------------------------------------------------------------------------------------------

        The amortized cost and fair value of securities available for sale at December 31, 1998 by contractual maturity, are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                               DECEMBER 31, 1998
                                                                  ------------------------------------------------
                                                                      Amortized cost            Fair value
------------------------------------------------------------------------------------------------------------------
        Due in one year or less                                       $   12,176                    12,342
        Due after one year through five years                             19,072                    19,408
        Due after five years through ten years                            34,540                    34,995
        Due after ten years                                               15,623                    15,898
------------------------------------------------------------------------------------------------------------------
                                                                          81,411                    82,643
        Mortgage-backed securities                                        47,050                    47,301
------------------------------------------------------------------------------------------------------------------
        Total debt securities                                            128,461                   129,944
------------------------------------------------------------------------------------------------------------------
        Federal Home Loan Bank stock                                       1,673                     1,673
        Other equity securities                                              443                       443
------------------------------------------------------------------------------------------------------------------

        Total securities                                              $  130,577                   132,060
------------------------------------------------------------------------------------------------------------------

       Gross gains of approximately $167,000, $409,000, and $162,000 occurred from security activity during 1998, 1997, and 1996, respectively. Gross losses of approximately $13,000, $199,000, and $121,000 occurred from security activity during 1998, 1997, and 1996, respectively. All security gains and losses were as a result of transactions involving available-for-sale securities.

       Investment securities carried at approximately $83,062,000 and $66,445,000 at December 31, 1998 and 1997, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

(4)     LOANS
        The composition of the loan portfolio at December 31 is as follows:
        (DOLLARS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------
                                                                            1998                      1997
------------------------------------------------------------------------------------------------------------------
        Commercial, financial, and agricultural                         $ 85,790                    73,908
        Real estate mortgage                                             213,761                   208,502
        Consumer                                                          29,168                    32,606
        Lease financing receivables                                          478                       524
------------------------------------------------------------------------------------------------------------------
        Total                                                           $329,197                   315,540
------------------------------------------------------------------------------------------------------------------

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

        The components of non-performing loans and leases are as follows at December 31: (DOLLARS IN THOUSANDS)


                                                                          1998                       1997
---------------------------------------------------------------------------------------------------------------------------
        Non-accrual loans and leases                                     $ 2,262                     3,968
        Restructured loans                                                   208                       139
---------------------------------------------------------------------------------------------------------------------------
        Total non-performing loans and leases                            $ 2,470                     4,107
---------------------------------------------------------------------------------------------------------------------------

        Loans past due 90 days or more and still accruing interest are not included above and totaled $544,000 and $500,000 at December 31, 1998 and 1997, respectively.

        Non-accrual and restructured loans and leases had the following effect on interest income for the years ended December 31: (DOLLARS IN THOUSANDS)

                                                                                        1998          1997         1996
---------------------------------------------------------------------------------------------------------------------------
        Income recognized                                                             $      65           27        138
        Income which would have been recognized under original terms                        175          344        357
---------------------------------------------------------------------------------------------------------------------------

        Impaired loan information at December 31, 1998 and 1997 is as follows:
        (DOLLARS IN THOUSANDS)
                                                                                        1998          1997         1996
---------------------------------------------------------------------------------------------------------------------------
        Impaired loans for which a related allowance has been allocated               $      54          821      1,376
        Impaired loans for which no allowance has been allocated                            864        1,841        267
---------------------------------------------------------------------------------------------------------------------------
        Total loans determined to be impaired                                         $     918        2,662      1,643
---------------------------------------------------------------------------------------------------------------------------
        Allowance allocated to impaired loans, included in the allowance
---------------------------------------------------------------------------------------------------------------------------
        for possible loan losses                                                      $      10          260        401
---------------------------------------------------------------------------------------------------------------------------

        Impaired loans averaged $1,790,000, $2,152,000, and $1,429,000 for the years ended December 31, 1998, 1997, and 1996, respectively. No interest was either recognized or received on these impaired loans during 1998, 1997 and 1996. The entire balance of impaired loans at December 31, 1998 and 1997 is classified as non-accrual and is included in the non-accrual loan and lease total presented above.

        At various times throughout the year, certain officers and directors of the Company and its affiliates have borrowed money from the subsidiary banks. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other bank customers.

        The following summarizes activity on loans, including renewals, made to related parties during 1998 and 1997: (DOLLARS IN THOUSANDS)


                                                                                                    1998             1997
---------------------------------------------------------------------------------------------------------------------------
        Loans outstanding, beginning of year                                                      $  4,168            3,445
        New loans, renewals, and advances                                                            3,450            4,375
        Loan payments                                                                               (1,560)          (3,652)
---------------------------------------------------------------------------------------------------------------------------
        Loans outstanding, end of year                                                            $  6,058            4,168
---------------------------------------------------------------------------------------------------------------------------


The following is a summary of activity in the allowance for possible loan losses: (DOLLARS IN THOUSANDS)


                                                                                    1998              1997             1996
---------------------------------------------------------------------------------------------------------------------------
        Balance, beginning of year                                               $ 4,646             3,775            3,309
        Provision charged to expense                                                 737             1,128            1,113
        Additions to dealer reserves                                                   0                33              118
        Recoveries on loans previously charged off                                   426               448              341
---------------------------------------------------------------------------------------------------------------------------
                                                                                   5,809             5,384            4,881
        Less loans charged off                                                     1,034               738            1,106
---------------------------------------------------------------------------------------------------------------------------
        Balance, end of year                                                     $ 4,775             4,646            3,775
---------------------------------------------------------------------------------------------------------------------------

(5)     PREMISES AND EQUIPMENT
        The components of premises and equipment at December 31 were as follows:
        (DOLLARS IN THOUSANDS)


                                                                                                      1998           1997
---------------------------------------------------------------------------------------------------------------------------
        Land and land improvements                                                            $      1,721          1,806
        Building and improvements                                                                   11,457         10,861
        Furniture, fixtures, and equipment                                                           8,211          7,786
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    21,389         20,453
---------------------------------------------------------------------------------------------------------------------------
        Less accumulated depreciation                                                                9,835          9,599
---------------------------------------------------------------------------------------------------------------------------
        Total                                                                                 $     11,554         10,854
---------------------------------------------------------------------------------------------------------------------------

(6)     DEPOSITS
        The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was $56,612,000 and $59,555,000 at December
        31, 1998 and 1997, respectively. Included in these totals were $693,000 and $4,059,000 of brokered deposits at December 31, 1998 and 1997, respectively, with interest rates ranging from 6.20% to 6.75% in 1998 and 6.10% to 6.75% in 1997.

(7)     SHORT-TERM BORROWINGS
        The components of short-term borrowings at December 31 are as follows:
        (DOLLARS IN THOUSANDS)


                                                                                                      1998           1997
---------------------------------------------------------------------------------------------------------------------------
        Repurchase agreements                                                                 $        313          4,268
        Federal funds purchased                                                                     33,900         21,850
        Federal Home Loan Bank borrowings                                                            5,700          7,932
        Other short-term borrowings                                                                  4,284          5,007
---------------------------------------------------------------------------------------------------------------------------
        Total                                                                                 $     44,197         39,057
---------------------------------------------------------------------------------------------------------------------------

       The weighted average interest rate on short-term borrowings was 5.54% and 6.41% at December 31, 1998 and 1997, respectively.

        Other short-term borrowings (excluding treasury, tax, and loan borrowings) consists of the following line-of-credit agreements at December 31:

                                                                                                  1998
                                                                                               Outstanding
                                                                                                Principal            Rate
---------------------------------------------------------------------------------------------------------------------------
        $7,500,000 maturing February 28, 1999                                                    3,825,000          6.63%
        $3,000,000 payable on demand                                                                     -          7.75%
---------------------------------------------------------------------------------------------------------------------------

                                                                                                  1997
                                                                                              Outstanding
                                                                                                Principal            Rate
---------------------------------------------------------------------------------------------------------------------------
        $5,000,000 maturing January 27, 1998                                                     3,250,000          7.59%
        $3,000,000 payable on demand                                                               857,000          8.50%
        $2,000,000 payable on May 31, 1998                                                               -          8.50%
---------------------------------------------------------------------------------------------------------------------------

        The $7,500,000 line of credit is secured by outstanding stock of the Subsidiaries, which are 100% owned by the Company.

        Federal Home Loan Bank borrowings are collateralized by Federal Home Loan Bank stock and first mortgage real estate loans. As of December 31, 1998, the notes mature from 1999 through 2004 and have variable interest rates with an average of 5.02%. Certain Federal Home Loan Bank borrowings with call features have been classified as short-term borrowings by the Company. CB, FNB, and BOY have collateral pledge agreements whereby they have agreed to keep on hand at all times, free of all other pledges, loans, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan
        Bank.

(8)    LONG-TERM DEBT
       Long-term debt at December 31, 1998 and 1997 consists of the following:
       (DOLLARS IN THOUSANDS)



                                                                                                      1998           1997
---------------------------------------------------------------------------------------------------------------------------
        Amendment to the secured term loan dated May 1, 1992 with interest at the 60 day LIBOR rate plus 1.625% (6.85% at December 31, 1998), principal payable in 4 semi-annual payments remaining
            from June 30, 1999 through December 31, 2000                                       $     8,300          9,250

        Federal Home Loan Bank Borrowing
            (6.10% payable on December 22, 2000 and
            4.95% payable on January 16, 2001)                                                 $     2,000          1,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                               $    10,300         10,250
---------------------------------------------------------------------------------------------------------------------------


       Scheduled principal payments on long-term debt, through maturity, are:  (DOLLARS IN THOUSANDS)

           Year ended
           December 31                                                                                    Amount
---------------------------------------------------------------------------------------------------------------------------
            2000                                                                                          $   1,000
            2001                                                                                              9,300
---------------------------------------------------------------------------------------------------------------------------

       The long-term debt agreement with a balance outstanding of $8,300,000 at December 31, 1998, is secured by the stock of the subsidiaries and contains certain restrictive covenants, including restrictions on dividends to stockholders, maintenance of various capital adequacy levels, maintenance of allowance for loan losses, restrictions on non-performing assets, attainment of a minimum return on average assets, and certain restrictions with regard to other indebtedness. The restriction on dividends to stockholders is described further in Note 12.

(9)    INCOME TAXES
       The components of Federal income tax expense (benefit) for 1998, 1997, and 1996 were as follows: (DOLLARS IN THOUSANDS)


                                                                                      1998            1997           1996
---------------------------------------------------------------------------------------------------------------------------
        Current                                                                    $ 2,715           2,088          1,290
        Deferred                                                                      (128)           (620)          (364)
---------------------------------------------------------------------------------------------------------------------------
        Total                                                                      $ 2,587           1,468            926
---------------------------------------------------------------------------------------------------------------------------

       The reasons for the difference between income taxes in the statements of earnings and the amount computed by applying the statutory Federal income tax rate of 34% in 1998, 1997 and 1996 are as follows: (DOLLARS IN THOUSANDS)


                                                                                      1998            1997           1996
---------------------------------------------------------------------------------------------------------------------------
        Tax expense at statutory rate                                              $ 2,489           1,523            942
        Tax-exempt interest, net of premium amortization                              (253)           (211)          (250)
        Nondeductible amortization                                                     158             156            169
        Other, net                                                                     193               -             65
---------------------------------------------------------------------------------------------------------------------------
        Total income tax expense                                                   $ 2,587           1,468            926
---------------------------------------------------------------------------------------------------------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows: (DOLLARS IN THOUSANDS)


                                                                                                      1998           1997
---------------------------------------------------------------------------------------------------------------------------
        Deferred tax assets:
              Deferred loan fees                                                                  $     40             85
              Allowance for loan losses                                                              1,266          1,127
              Other                                                                                     13             13
              Deferred compensation                                                                    281            257
              State net operating loss carryforwards                                                     -             83
---------------------------------------------------------------------------------------------------------------------------
        Total gross deferred tax assets                                                              1,600          1,565
        Less valuation allowance                                                                         0            (33)
---------------------------------------------------------------------------------------------------------------------------
        Net deferred tax assets                                                                      1,600          1,532
---------------------------------------------------------------------------------------------------------------------------
        Deferred tax liabilities:
              Purchase accounting adjustments                                                         (464)          (554)
              Accretion on investments                                                                 (45)           (57)
              Depreciation                                                                            (257)          (258)
              Unrealized gains on investment securities                                               (504)          (330)
              Net lease adjustment                                                                     (52)           (63)
              Other, net                                                                               (97)           (43)
---------------------------------------------------------------------------------------------------------------------------
        Total gross deferred tax liabilities                                                        (1,419)        (1,305)
---------------------------------------------------------------------------------------------------------------------------
        Net deferred tax assets (liabilities)                                                     $    181            227
---------------------------------------------------------------------------------------------------------------------------

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the capacity to carry back net operating losses, scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the valuation allowance at December 31, 1998 and 1997. The valuation allowance for December 31, 1997 consisted of Illinois NOL carryforwards related to the acquisition of The Bank of Yorkville and were available for use only at that subsidiary.

(10)   EMPLOYEE BENEFIT PLANS
       The Company maintains a profit-sharing plan which was amended in 1990. The amended plan covers substantially all officers and employees of the Company. Under provisions of the plan, the Company is required to make minimum annual contributions of 7.5% of net operating profits, as defined in the plan. Contributions by the Company to the plan totaled $908,000, $672,000, and $620,000 in 1998, 1997, and 1996, respectively.

       In 1995, the Company instituted a non-qualified supplemental employee profit sharing plan. The supplemental plan covers all officers and employees of the Company whose contributions under the qualified profit sharing plan were limited by the Internal Revenue Code of 1986 (the
       Code), as amended. Under the non-qualified plan, the Company is required to accrue a liability for the contribution that was limited by the Code. Contributions paid by the Company to the plan totaled approximately $14,000, $15,000, and $53,000 in 1998, 1997, and 1996, respectively.

       In 1992, the Company instituted an Employee Stock Purchase Plan (Plan) covering substantially all officers and employees of the Company. The Company incurs no costs associated with the Plan except for nominal administration expenses. The employees may purchase original issue Company stock at market prices up to a maximum limit established within the Plan.

       On December 23, 1994, the Company adopted a Stock Benefit Plan covering key managerial employees and non-employee directors of the Company and its Subsidiaries. The Stock Benefit Plan provides for the grant of incentive stock options, non-qualified stock options, limited rights, stock appreciation rights, and restricted stock. The Company may award options to acquire up to 7.5% of its issued and outstanding common stock, with no options being granted after October 31, 2004. The exercise price on outstanding non-qualified stock options ranges from $14.00 to $31.00 per share at December 31, 1998. Non-qualified stock options issued are exercisable at not less than the current common stock market value at the date of grant. The outstanding options vest ratably over a four year term. The following table presents certain information pursuant to the Stock Benefit Plan, at December 31:


----------------------------------------------------------------------------------------------------------------------------
                                                                       DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                                       -----------------                  -----------------
                                                                                 Average                            Average
                                                                      Shares       Price                Shares        Price
----------------------------------------------------------------------------------------------------------------------------
         Options outstanding at beginning of year                    109,250      $15.55               113,100       $14.39
         Options granted                                              25,000      $29.28                17,750       $22.00
         Options exercised                                           (1,575)      $14.05               (9,275)       $14.42
         Options forfeited                                             (875)      $25.29              (12,325)       $15.06
----------------------------------------------------------------------------------------------------------------------------
         Options outstanding at end of year                          131,800      $18.10               109,250       $15.55
----------------------------------------------------------------------------------------------------------------------------
         Options exercisable at end of year                           73,463      $14.70                47,800       $14.20
----------------------------------------------------------------------------------------------------------------------------
         Options available to grant under plan at end
         of year                                                      20,239                            42,919
----------------------------------------------------------------------------------------------------------------------------

       The Company applies APB opinion No. 25 and related interpretations in accounting for the Stock Benefit Plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below: (DOLLARS IN THOUSAND, EXCEPT PER SHARE DATA)



                                                                                  1998               1997
---------------------------------------------------------------------------------------------------------------------------
              Net Income                             As reported           $       4,735             3,013
                                                     Pro forma                     4,605             2,944

              Basic earnings per share               As reported           $        2.18              1.35
                                                     Pro forma                      2.12              1.32
---------------------------------------------------------------------------------------------------------------------------

       The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

(11)   PREFERRED STOCK
       In 1993, the Company issued 2,600 shares of Perpetual Preferred Stock. On December 31, 1997, the Company redeemed 2,300 shares of its outstanding Perpetual Preferred Stock. Of the 2,300 shares, 841 shares were redeemed for cash, and 1,459 shares were exchanged into 66,311 shares of the Company's common stock. On December 31, 1998, the remaining 300 shares were redeemed for cash.

(12)   DIVIDEND LIMITATIONS
       The amendment to the secured term loan agreement contains several restrictive covenants, including restrictions on dividends to stockholders, and other restrictions as described in Note 8. Future cash dividends, in addition to dividends on preferred stock are limited to 50% of the Company's net after-tax earnings for the immediately preceding eight fiscal quarters of the Company. As of December 31, 1998, the Company had $2,628,000 of unrestricted earnings available for additional cash dividends.

       National banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Generally, the regulations provide that dividends are limited to net earnings for the current and two preceding years, reduced by dividends paid and transfers to permanent capital. At December 31, 1998, subject to minimum regulatory capital guidelines, FNB could, without prior approval of regulatory authorities, declare dividends of approximately $3,244,000 CBH could, without prior approval of regulatory authorities, declare dividends of approximately $262,000, and assuming CB's conversion to a national bank charter was effective as of December 31, 1998, CB could, without prior approval of regulatory authorities, declare dividends of approximately $733,000.

       BOY is subject to state banking regulations which provide that dividends can be paid up to the amount of available undivided profits (as defined), subject to total capital adequacy considerations.

(13)   REGULATORY CAPITAL REQUIREMENTS
       The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulations to ensure capital adequacy require the Company and subsidiaries to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. Management believes, as of December 31, 1998 and 1997, that the Company and subsidiaries meet all capital adequacy requirements to which they are subject.

       As of December 31, 1998, the most recent notification from the federal banking agencies categorized each of the Company and subsidiaries as well capitalized at December 31, 1998 and 1997 under the regulatory capital framework for prompt corrective action. There are no conditions or events since notification that management believes have changed the Company and subsidiaries' status. Minimum capital requirements and actual capital amounts and ratios as of December 31, 1998 and 1997 are as follows:
        (DOLLARS IN THOUSANDS)

                                                                                December 31, 1998
                                                          Actual                                 Regulatory         Minimum
                                                          Amount              Ratio              Amount               Ratio
---------------------------------------------------------------------------------------------------------------------------
Total risk-based capital to risk-weighted assets:
        Castle BancGroup, Inc.                       $      41,284            11.08%           $      29,817          8.00%
        First National Bank in DeKalb                       20,341            11.22%                  14,503          8.00%
        The Sandwich State Bank(1)                           9,959            11.37%                   7,007          8.00%
        Castle Bank Harvard, N.A.                            7,020            13.15%                   4,271          8.00%
        The Bank of Yorkville                                5,720            12.00%                   3,813          8.00%
---------------------------------------------------------------------------------------------------------------------------
Tier I capital to risk-weighted assets:
        Castle BancGroup, Inc.                       $      36,625              9.83%          $      14,909          4.00%
        First National Bank In DeKalb                       18,496            10.20%                   7,251          4.00%
        The Sandwich State Bank(1)                           8,865            10.12%                   3,503          4.00%
        Castle Bank Harvard, N.A.                            6,353            11.90%                   2,136          4.00%
        The Bank of Yorkville                                5,311            11.14%                   1,906          4.00%
---------------------------------------------------------------------------------------------------------------------------
Tier I capital to average assets:
        Castle BancGroup, Inc.                       $      36,625             6.31%           $      23,200          4.00%
        First National Bank in DeKalb                       18,496             6.74%                  10,972          4.00%
        The Sandwich State Bank(1)                           8,865             7.09%                   5,001          4.00%
        Castle Bank Harvard, N.A.                            6,353             8.58%                   2,962          4.00%
        The Bank of Yorkville                                5,311             6.98%                   3,042          4.00%
---------------------------------------------------------------------------------------------------------------------------


                                                                                December 31, 1997
                                                          Actual                                 Regulatory         Minimum
                                                          Amount              Ratio              Amount               Ratio
---------------------------------------------------------------------------------------------------------------------------
Total risk-based capital to risk-weighted assets:
        Castle BancGroup, Inc.                       $    35,988              10.67%           $      26,994          8.00%
        First National Bank in DeKalb                     18,669              11.03%                  13,539          8.00%
        The Sandwich State Bank(1)                         9,498              12.93%                   5,878          8.00%
        Castle Bank Harvard, N.A.                          6,679              13.28%                   4,024          8.00%
        The Bank of Yorkville                              5,248              13.05%                   3,218          8.00%
---------------------------------------------------------------------------------------------------------------------------
Tier I capital to risk-weighted assets:
        Castle BancGroup, Inc.                       $    31,770               9.42%           $      13,497          4.00%
        First National Bank in DeKalb                     17,033              10.06%                   6,769          4.00%
        The Sandwich State Bank(1)                         8,558              11.65%                   2,939          4.00%
        Castle Bank Harvard, N.A.                          6,045              12.02%                   2,012          4.00%
        The Bank of Yorkville                              4,817              11.98%                   1,609          4.00%
---------------------------------------------------------------------------------------------------------------------------
Tier I capital to average assets:
        Castle BancGroup, Inc.                       $    31,770               6.38%           $      19,919          4.00%
        First National Bank in DeKalb                     17,033               6.93%                   9,839          4.00%
        The Sandwich State Bank(1)                         8,558               7.65%                   4,476          4.00%
        Castle Bank Harvard, N.A.                          6,045               8.11%                   2,983          4.00%
        The Bank of Yorkville                              4,817               7.49%                   2,572          4.00%
---------------------------------------------------------------------------------------------------------------------------

(1) Effective January 1, 1999 The Sandwich State Bank converted to a national charter and changed its name to Castle Bank, N.A.

(14)   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
       The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meeting the financing needs of its customers and to effectively manage its exposure to interest rate risk.

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

       Financial instruments representing potential credit risk at December 31, 1998 and 1997 are as follows: (DOLLARS IN THOUSANDS)

                                                                                1998       1997
         ----------------------------------------------------------------------------------------
         Standby letters of credit                                          $  3,695   $  3,943
         Commitments to extend credit                                        132,771    138,647
         ----------------------------------------------------------------------------------------
                                                                            $136,466   $142,590
         ----------------------------------------------------------------------------------------

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

       The commitments to extend credit presented above included $77,902,000 and $81,250,000 at December 31, 1998 and 1997, respectively, relating to approved mortgage loan applications at CMI.

       At December 31, 1998 and 1997, the Company had commitments to sell approximately $91,450,000 and $68,131,000 of first mortgage loans. At December 31, 1997, commitments to sell consisted of loan-by-loan commitments with investors.

(15)   COMMITMENTS AND CONTINGENT LIABILITIES
       Because of the nature of their activities, the Company and Subsidiaries are subject to pending and threatened legal actions which arise in the normal course of business. In the opinion of management, based on the advice of legal counsel, the disposition of any known pending legal actions will not have a material adverse effect on the financial position of the Company.

(16)   FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
       Statement of Accounting Standards No 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair value for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

       (A) CASH AND DUE FROM BANKS
       The carrying amount of cash and due from banks approximate fair value because they mature daily and do not represent unanticipated credit risks.

       (B) INVESTMENT SECURITIES AVAILABLE FOR SALE
       The fair value of investment securities available for sale, with the exception of certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market values of similar instruments, adjusted for differences between the quoted instruments, and the instruments being valued.

       (C)  MORTGAGE LOANS HELD FOR SALE
       As of December 31, 1998 and 1997, the carrying value of the Company's mortgage loans held for sale was $67,354,000 and $44,761,000, respectively. The estimated fair value of these loans was $67,663,000 and $44,940,000 at December 31, 1998 and 1997, based on commitments to purchase from the end investors.

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

       (E) DEPOSIT LIABILITIES
       Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amounts payable on demand as of December 31, 1998 and 1997. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discounted rate is estimated using the rates currently offered for deposits of similar maturities.

       (F) SHORT-TERM BORROWINGS
       For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

       (G) LONG-TERM BORROWINGS
       Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

       (H) LOAN COMMITMENTS AND LETTERS OF CREDIT
       The subsidiary banks' letters of credit, lines of credit, and loan commitments are financial instruments as defined by Statement 107. The fair value of these financial instruments is based on the present value of the fees received for these services, which are not significant at December 31, 1998 and 1997.

       The estimated fair values of the Company's financial instruments at December 31 are as follows: (DOLLARS IN THOUSANDS)

                                                                1998                                1997
                                                   --------------------------------    -------------------------------
                                                     CARRYING            FAIR            CARRYING           FAIR
                                                      AMOUNT             VALUE            AMOUNT            VALUE
                                                   -------------- -- --------------    ------------- -- --------------
          Financial Assets:
               Cash and due from banks                 $  12,270         $  12,270        $  11,377         $  11,377
               Investment securities available
                    for sale                             132,060           132,060          129,479           129,479
               Mortgage loans held for sale               67,354            67,663           44,761            44,940
               Loans                                     329,197           332,487          315,540           315,814
          Financial Liabilities
               Non-interest-bearing deposits              50,371            50,371           42,589            42,589
               Interest-bearing deposits                 401,794           406,322          381,094           383,279
               Short-term borrowings                      44,197            44,197           39,057            39,057
               Long-term borrowings                       10,300            10,300           10,250            10,249

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

(17)   OPERATING SEGMENTS
       The Company's operations include two primary segments: banking and mortgage banking. Through its banking subsidiaries' network of 11 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage banking activities conducted through the Company's subsidiary, CMI, include the origination and brokerage of primarily residential mortgage loans for sale to various investors. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consist of consumer finance and holding company operations. Assets and results of operations are based on generally accepted accounting principals, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations.

Operating segment information is as follows:
(DOLLARS IN THOUSANDS)


                                                                                Mortgage                     Consolidated
                                                                    Banking      Banking          Other           Total
--------------------------------------------------------------------------------------------------------------------------
1998
Interest income                                           $          39,206          282          1,137            40,625
Interest expense                                                     19,448            2            252            19,702
--------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for possible                    19,758          280            885            20,923
   loan losses
Provision for possible loan losses                                      288           24            425               737
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible                     19,470          255            460            20,186
   loan losses
Other operating income                                                5,351        9,915          (151)            15,114
Other operating expenses                                             15,282        9,020          3,677            27,978
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          9,539        1,151        (3,368)             7,322
Income tax expense                                                    3,325          445        (1,183)             2,587
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                             $            6,214          706        (2,185)             4,735
--------------------------------------------------------------------------------------------------------------------------
Assets                                                   $          581,431        5,686       (31,662)           555,455
--------------------------------------------------------------------------------------------------------------------------

1997
Interest income                                          $           37,205          155          1,702            39,063
Interest expense                                                     18,604            6            858            19,468
--------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for possible                    18,602          149            845            19,595
   loan losses
Provision for possible loan losses                                      478            0            650             1,128
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible                     18,124          149            195            18,467
   loan losses
Other operating income                                                4,393        5,578          (208)             9,763
Other operating expenses                                             14,276        5,632          3,841            23,749
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          8,241           95        (3,855)             4,481
Income tax expense                                                    2,847            7        (1,386)             1,468
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                             $            5,394           88        (2,469)             3,013
--------------------------------------------------------------------------------------------------------------------------
Assets                                                   $          511,143        4,451           (44)           515,550
--------------------------------------------------------------------------------------------------------------------------

1996
Interest income                                          $           34,725          262          1,450            36,437
Interest expense                                                     17,134           78            647            17,858
--------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for possible                    17,591          184            804            18,579
   loan losses
Provision for possible loan losses                                      534            0            579             1,113
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible                     17,057          184            225            17,466
   loan losses
Other operating income                                                4,036        4,221            122             8,380
Other operating expenses                                             13,828        5,466          3,782            23,076
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          7,266      (1,061)        (3,435)             2,770
Income tax expense                                                    2,508        (361)        (1,221)               926
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                             $            4,758        (700)        (2,214)             1,844
--------------------------------------------------------------------------------------------------------------------------
Assets                                                   $          467,097        3,749          2,578           473,424
--------------------------------------------------------------------------------------------------------------------------

(18)   CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
       The following is a summary of condensed financial information for the Parent Company only: (DOLLARS IN THOUSANDS)


                                                                                                         December 31,
                                                                                   ----------------------------------------
                  CONDENSED BALANCE SHEETS                                                            1998           1997
---------------------------------------------------------------------------------------------------------------------------
        Assets:
            Investments in subsidiaries                                                          $  46,384         43,453
            Other assets                                                                             7,965          6,412
---------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                             $  54,349         49,865
---------------------------------------------------------------------------------------------------------------------------
        Liabilities and stockholders' equity:
            Liabilities                                                                             12,804         13,003
            Stockholders' equity                                                                    41,545         36,862
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                               $  54,349         49,865
---------------------------------------------------------------------------------------------------------------------------

                                                                                                      Years ended
                                                                                                      December 31,
                                                                                   ----------------------------------------
                    CONDENSED STATEMENTS OF EARNINGS                                         1998         1997       1996
---------------------------------------------------------------------------------------------------------------------------
        Income - primarily subsidiary dividends                                        $    6,334        5,405      5,611
---------------------------------------------------------------------------------------------------------------------------
        Expenses:
            Interest                                                                          944        1,081      1,082
            Other                                                                           4,365        4,420      3,867
---------------------------------------------------------------------------------------------------------------------------
        Total expense                                                                       5,309        5,501      4,949
---------------------------------------------------------------------------------------------------------------------------
        Earnings (loss) before income tax benefit and equity in undistributed
            earnings of subsidiaries                                                        1,025          (96)       662
        Income tax benefit                                                                  1,135        1,248      1,128
---------------------------------------------------------------------------------------------------------------------------
        Earnings before equity in undistributed earnings
            of subsidiaries                                                                 2,160        1,152      1,790
---------------------------------------------------------------------------------------------------------------------------
        Equity in undistributed earnings of subsidiaries                                    2,575        1,861         54
---------------------------------------------------------------------------------------------------------------------------
        Net earnings                                                                   $    4,735        3,013      1,844
---------------------------------------------------------------------------------------------------------------------------
        Net earnings applicable to common stock                                        $    4,712        2,811      1,643
---------------------------------------------------------------------------------------------------------------------------



                                                                                                  Years ended
                                                                                                 December 31,
                                                                                   ----------------------------------------
     CONDENSED STATEMENTS OF CASH FLOWS                                                    1998         1997         1996
---------------------------------------------------------------------------------------------------------------------------
     Reconciliation of net earnings to net cash provided by operating activities:
        Net earnings                                                               $        4,735        3,013      1,844
        Adjustments to reconcile net earnings to net
           cash provided by operating activities:
               Equity in undistributed earnings of subsidiaries                            (2,575)      (1,861)       (54)
               Depreciation and amortization                                                  495          514        595
               Loss / (gain) loss on sale of fixed assets                                       -            1        (22)
           Increase (decrease) in:
               Income taxes payable                                                          (248)         141       (234)
               Other liabilities                                                              379          353         87
           (Increase) decrease in other assets                                                (21)          22        262
---------------------------------------------------------------------------------------------------------------------------
        Cash flows provided by operating activities                                 $       2,765        2,183       2,478
---------------------------------------------------------------------------------------------------------------------------
        Cash flows from investing activities:
            Capital contribution to  subsidiary                                                -            -         (700)
            Loans to subsidiary                                                                -            -       (5,000)
            Other                                                                         (1,695)        (340)        (154)
---------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                             (1,695)        (340)      (5,854)
---------------------------------------------------------------------------------------------------------------------------
        Cash flows from financing activities:
            Issuance of short-term debt                                                      575            -        5,000
        Repayment of short-term debt                                                           -       (1,750)           -
            Redemption of preferred stock                                                   (300)      (2,300)           -
            Issuance of common stock                                                         479        1,717          311
            Repayment of long-term debt                                                     (950)        (900)        (850)
            Dividends paid                                                                  (587)        (660)        (615)
---------------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by financing activities                                 (783)      (3,893)       3,846
---------------------------------------------------------------------------------------------------------------------------
        Increase (decrease) in cash and cash equivalents                                     287       (2,050)         470
        Cash and cash equivalents at beginning of year                                         0        2,050        1,580
---------------------------------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of year                                    $        287           (0)       2,050
---------------------------------------------------------------------------------------------------------------------------
        Supplemented disclosure:
            Interest received                                                       $        393          334          290
            Interest paid                                                                   (944)      (1,081)      (1,082)
---------------------------------------------------------------------------------------------------------------------------
            Income taxes received from subsidiaries                                        3,336        2,794        2,248
            Income taxes paid by Parent Company                                           (2,695)      (1,784)      (1,370)
            Net income taxes received from subsidiaries                                      641        1,010          878
---------------------------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT



Board of Directors

Castle BancGroup, Inc.:


We have audited the accompanying consolidated balance sheets of Castle BancGroup, Inc. and subsidiaries (Company) as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




/s/ KPMG LLP


January 29, 1999
Chicago, Illinois

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999 (Proxy Statement) under the captions "Proposal No. 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which information is incorporated herein by reference.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND  REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS:

         The following financial statements are submitted herewith in response to Part II Item 8:

         Consolidated Balance Sheets as of December 31, 1998 and 1997.

         Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.

     (b) REPORTS ON FORM 8-K

         The registrant has not filed any reports on Form 8-K for the quarter ended December 31, 1998.

     (c) EXHIBITS:

         3.1 Certificate of Incorporation of registrant as amended is incorporated herein by reference to Exhibit 3.1 of the registrant's Form 10-Q for the quarter ended March 31, 1997.

         3.2 By-laws of the registrant as amended are incorporated herein by reference to Exhibit 3.2 of the registrant's Form 10-K for the fiscal year ended December 31, 1997.

         10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated herein by reference to Exhibit 4.1 of the registrant's Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

         10.2 Agreement for Services by and between Ronald L. Hovermale and Castle BancGroup, Inc., dated September 26, 1997, and amendment dated March 12, 1999.

         21.1   Subsidiaries of Registrant

         23.1   Consent of KPMG LLP

         27.1   Financial Data Schedule

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE BANCGROUP, INC.
(REGISTRANT)


     /S/  JOHN W. CASTLE
---------------------------------------------------
BY:      John W. Castle, Chairman of the
         Board, Chief Executive Officer
         and Director
Date:    March 18, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




    /S/  JOHN W. CASTLE                                /S/  BRUCE P. BICKNER
-----------------------------------------------    ----------------------------
By:      John W. Castle                            By:      Bruce P. Bickner
         Chairman of the Board, Chief Executive             Director
         Officer (Principal Executive Officer)     Date:    March 18, 1999
          and Director
Date:    March 18, 1999



    /S/  MICAH R. BARTLETT                              /S/  PETER H. HENNING
-----------------------------------------------    ----------------------------
By:      Micah R. Bartlett                         By:      Peter H. Henning
         Vice President and Controller                      Director
         (Principal Financial Officer and          Date:    March 18, 1999
         Principal Accounting Officer)
Date:    March 18, 1999



    /S/  ROBERT T. BOEY                                /S/  KATHLEEN L. HALLORAN
-----------------------------------------------    -----------------------------
By:      Robert T. Boey                            By:      Kathleen L. Halloran
         Director                                           Director
Date:    March 18, 1999                            Date:    March 18, 1999



    /S/  DONALD E. KIESO                               /S/  RICHARD C. MCGINITY
-----------------------------------------------    -----------------------------
By:      Donald E. Kieso                           By:      Richard C. McGinity
         Director                                           Director
Date:    March 18, 1999                            Date:    March 18, 1999

                                    EXHIBIT INDEX

EXHIBIT
  NO.                                       DESCRIPTION
--------                                    -----------
3.1 Certificate of Incorporation of registrant as amended is incorporated herein by reference to Exhibit 3.1 of the registrant's Form 10-Q for the quarter ended March 31, 1997.

3.2 By-laws of the registrant as amended are incorporated herein by reference to Exhibit 3.2 of the registrant's Form 10-K for the fiscal year ended December 31, 1997.

10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated here by reference to Exhibit 4.1 of the registrant's
               Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

10.2 Agreement for Services by and between Ronald L. Hovermale and Castle BancGroup, Inc., dated September 26, 1997, and amendment dated March 12, 1999.

21.1           Subsidiaries of Registrant

23.1           Consent of KPMG LLP

27.1           Financial Data Schedule