Form 10-Q
period 1999-03-31
CASTLE BANCGROUP INC
filed 1999-05-17
CIK 723043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               ---------------------------------------------------

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 1999

               ---------------------------------------------------
                           Commission File No. 0-25914
               ---------------------------------------------------

                             CASTLE BANCGROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Delaware                                36-3238190
(STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER
               ORGANIZATION)                            IDENTIFICATION NUMBER)

            121 West Lincoln Highway                         60115-3609
                DeKalb, Illinois                             (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (815) 758-7007

                     ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirments for the past 90 days: Yes /X/   No  / /

The registrant had 2,178,185 shares of Common Stock outstanding as of April 30, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
-------------------------------------------------------------------------------


                                      ASSETS                                           March 31,       December 31,
                                                                                            1999            1998
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                $  10,084          12,270
Investment securities (note 2)                                                           128,927         132,060
Mortgage loans held for sale, lower of cost or market                                     27,497          67,354
Loans (note 3)                                                                           328,690         329,197
     Less:
        Allowance for possible loan losses (note 3)                                        4,336           4,775
        Unearned income and deferred loan fees, net                                          489           2,388
--------------------------------------------------------------------------------------------------------------------
Net loans                                                                                323,865         322,034
Premises and equipment                                                                    12,339          11,554
Goodwill, net of amortization                                                              3,859           3,967
Other assets                                                                               6,077           6,216
--------------------------------------------------------------------------------------------------------------------
                                                                                       $ 512,648         555,455
--------------------------------------------------------------------------------------------------------------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits:
        Noninterest-bearing                                                            $  42,972          50,371
        Interest-bearing                                                                 393,023         401,794
--------------------------------------------------------------------------------------------------------------------
Total deposits                                                                           435,995         452,165
     Short-term borrowings                                                                20,448          44,197
     Long-term debt                                                                       10,300          10,300
     Other liabilities                                                                     4,230           7,248
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        470,973         513,910
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Preferred stock, no par value; authorized 100,000 shares
        0 shares issued and outstanding                                                        0               0
     Common stock, $.33 1/3 par value; 5,000,000 shares authorized, 2,177,729 and
        2,171,855 shares issued and outstanding in 1999 and 1998, respectively               726             724
     Additional paid-in capital                                                            7,347           7,163
     Accumulated other comprehensive (loss) earnings                                         (34)            934
     Retained earnings                                                                    33,636          32,724
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                41,675          41,545
Commitments and contingent liabilities
--------------------------------------------------------------------------------------------------------------------
                                                                                       $ 512,648         555,455
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)
-------------------------------------------------------------------------------


                                                                      3 Months Ended
                                                            March 31, 1999   March 31, 1998
-------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                   $7,147       7,127
     Interest and dividends on investment securities:
        Taxable                                                    1,696       2,060
        Nontaxable                                                   241         148
     Interest on excess funds sold                                     0           7
     Interest  on mortgage loans held for sale                       719         534
-------------------------------------------------------------------------------------------
Total interest income                                              9,803       9,876
-------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                          4,116       4,370
     Interest on short-term borrowings                               422         396
     Interest on long-term debt                                      163         176
-------------------------------------------------------------------------------------------
Total interest expense                                             4,701       4,942
-------------------------------------------------------------------------------------------
Net interest income before provision
     for possible loan losses                                      5,102       4,934
Provision for possible loan losses                                   159         127
-------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       4,943       4,807
-------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                      198         183
     Deposit service charges                                          83          86
     Other service charges                                           300         281
     Investment securities gains, net (note 2)                       245           0
     Mortgage loan origination income, net                         2,983       2,487
     Other income                                                    400         294
-------------------------------------------------------------------------------------------
Total other operating income                                       4,209       3,331
-------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                4,903       4,050
     Net occupancy expense of premises                               521         435
     Furniture and fixtures                                          397         348
     Office supplies                                                 151         132
     Outside services                                                327         251
     Advertising expense                                             146         126
     FDIC insurance assessment                                        13          16
     Postage and courier                                             138         142
     Amortization expense - goodwill                                 109         130
     Loss on sale of loans                                           513           0
     Other expenses                                                  718         515
-------------------------------------------------------------------------------------------
Total other operating expenses                                     7,936       6,145
-------------------------------------------------------------------------------------------
Earnings before income taxes                                       1,216       1,993
Income tax expense                                                   303         664
-------------------------------------------------------------------------------------------
Net earnings                                                      $  913       1,329
-------------------------------------------------------------------------------------------
Net earnings applicable to common stock                           $  913       1,322
-------------------------------------------------------------------------------------------
Basic earnings per common share                                   $  .42         .61
-------------------------------------------------------------------------------------------
Diluted earnings per common share                                 $  .41         .61
-------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                 ACCUMULATED
                                                                                                   OTHER
                                                PREFERRED    COMMON                 RETAINED    COMPREHENSIVE
                                                  STOCK       STOCK     SURPLUS     EARNINGS       EARNINGS        TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance as of January 1, 1999                       0          724        7,163       32,724          934        41,545

Comprehensive Earnings
   Net Earnings                                     -            -            -          913            -           913
   Unrealized loss on investment
     securities                                     -            -            -            -       (1,323)       (1,323)
   Reclassification adjustments for
     gains included in net earnings                 -            -            -            -         (245)         (245)
   Income tax effect                                -            -            -            -          600           600
   Total comprehensive earnings                     -            -            -            -            -           (55)

Issuance of 5,874 shares of common stock            -            2          184            -            -           186
                                              ---------------------------------------------------------------------------
Balance at March 31, 1999                     $     0          726        7,347       33,636          (34)       41,675


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (DOLLARS IN THOUSANDS)
(UNAUDITED)
------------------------------------------------------------

                                                                                       3 Months Ended
                                                                             March 31, 1999      March 31, 1998
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Interest received                                                            $  8,470          9,295
     Fees received                                                                   3,997          3,409
     Net decrease in mortgage loans held for sale                                   39,857          7,183
     Interest paid                                                                  (4,794)        (4,821)
     Cash paid to suppliers and employees                                          (10,383)        (7,427)
     Income taxes paid                                                                (191)           (23)
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           36,956          7,616
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
        Maturities and calls of investment securities                               10,035          7,229
        Sales of investment securities                                              19,764              0
     Purchases of investment securities                                            (27,962)       (12,704)
     Net (increase) / decrease in loans                                               (107)        11,324
     Premises and equipment expenditures                                            (1,140)          (406)
----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                              590          5,443
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net (decrease) in demand deposits,
        NOW accounts, and savings accounts                                         (10,280)        (8,786)
     Net increase / (decrease)  in certificates of deposit                          (5,889)         4,034
     Dividends paid on preferred stock                                                   0             (7)
     Net change in short-term debt                                                 (23,749)       (10,702)
     Proceeds from issuance of common stock                                            186            185
----------------------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                            (39,732)       (15,276)
----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                             (2,186)        (2,217)
Cash and cash equivalents at beginning of year                                      12,270         11,377
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                    $ 10,084          9,160
----------------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by operating activities:
        Net earnings                                                              $    913          1,329
        Adjustments to reconcile net earnings to net
           cash provided by operating activities:
               Depreciation and amortization                                           500            501
               Provision for possible loan losses                                      159            127
               Gains on sale of investment securities                                 (245)             0
        Increase (decrease) in:
               Income taxes payable                                                    112            641
               Interest payable                                                        (93)           122
               Unearned income                                                      (1,899)            (2)
               Other liabilities                                                    (2,474)        (1,424)
        Decrease (increase) in:
               Interest receivable                                                     559           (486)
               Other assets                                                           (440)          (283)
        Decrease in mortgage loans held for sale                                    39,857          7,183
        Discount accretion recorded as income                                          (92)          (161)
        Premium amortization charged against income                                     99             69
----------------------------------------------------------------------------------------------------------------
                                                                                  $ 36,956          7,616
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The unaudited consolidated financial statements of Castle BancGroup, Inc. (Company) and subsidiaries are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

 (2)    INVESTMENT SECURITIES

        Investments in debt and equity securities have been classified as available for sale and reported at fair value. The amortized value is adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Unrealized gains and losses, net of related deferred income taxes, are reported in stockholders' equity.

        A comparison of amortized cost and fair value of investment securities available-for-sale at March 31, 1999 and December 31, 1998 follows (DOLLARS IN THOUSANDS):

----------------------------------------------------------------------------------------------------------------------
                                                                        March 31, 1999
                                                     -----------------------------------------------------------
                                                                         Gross           Gross
                                                      Amortized        unrealized      unrealized          Fair
                                                        cost             gains           losses            value
----------------------------------------------------------------------------------------------------------------------
        U.S. Treasury and agency
            obligations                              $   59,907            413           (264)             60,056
        Obligations of state and political
            subdivisions                                 22,362            215           (193)             22,384
        Mortgage-backed securities                       44,500            102           (358)             44,244
----------------------------------------------------------------------------------------------------------------------
        Total debt securities                           126,769            730           (815)            126,684
----------------------------------------------------------------------------------------------------------------------
        Federal Home Loan Bank stock                      1,673             --             --               1,673
        Other Equity securities                             570             --             --                 570
----------------------------------------------------------------------------------------------------------------------
        Total securities                             $  129,012            730           (815)            128,927
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                                           December 31, 1998
                                                    -------------------------------------------------------------------
                                                                          Gross           Gross
                                                       Amortized        unrealized      unrealized           Fair
                                                          cost            gains           losses             value
----------------------------------------------------------------------------------------------------------------------
        U.S. Treasury and agency
            obligations                              $    66,082          1,008            (17)             67,073
        Obligations of state and political
            subdivisions                                  15,329            277            (36)             15,570
        Mortgage-backed securities                        47,050            381           (130)             47,301
        Total debt securities                            128,461          1,666           (183)            129,944
----------------------------------------------------------------------------------------------------------------------
        Federal Home Loan Bank stock                       1,673              0              0               1,673
        Other Equity securities                              443              0              0                 443
----------------------------------------------------------------------------------------------------------------------
        Total securities                             $   130,577          1,666           (183)            132,060
----------------------------------------------------------------------------------------------------------------------

        The amortized cost and fair value of securities available for sale at March 31, 1999 and December 31, 1998 by contractual maturity, are shown below (DOLLARS IN THOUSANDS). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

----------------------------------------------------------------------------------------
                                                             March 31, 1999
                                                       ------------------------
                                                       Amortized           Fair
                                                         cost             value
----------------------------------------------------------------------------------------
        Due in one year or less                      $     4,134           4,165
        Due after one year through five years             31,226          31,264
        Due after five years through ten years            32,499          32,616
        Due after ten years                               14,410          14,395
----------------------------------------------------------------------------------------
                                                          82,269          82,440
        Mortgage-backed securities                        44,500          44,244
----------------------------------------------------------------------------------------
        Total debt securities                            126,769         126,684
----------------------------------------------------------------------------------------
        Federal Home Loan Bank stock                       1,673           1,673
        Other Equity securities                              570             570
----------------------------------------------------------------------------------------
        Total securities                             $   129,012         128,927
----------------------------------------------------------------------------------------

        Gross losses of approximately $3,748 and $0 occurred from security activity during the three months ended March 31, 1999 and 1998, respectively. Gross gains of $249,209 and $0 occurred from security activity during the three month period ended March 31, 1999 and 1998, respectively. All security gains and losses that occurred during 1999 and 1998 were as a result of transactions involving available for sale securities.

        Investment securities carried at approximately $82,135,000 and $83,062,000 at March 31, 1999 and December 31, 1998, respectively, were pledged to secure deposits and for other purposes as permitted or required by law.

 (3)    LOANS

        The composition of the loan portfolio at the dates shown is as follows (DOLLARS IN THOUSANDS):

--------------------------------------------------------------------------------------------------------------------
                                                                                   March 31, 1999     Dec. 31, 1998
--------------------------------------------------------------------------------------------------------------------
        Commercial, financial, and agricultural                                       $    93,483           85,790
        Real estate mortgage                                                              213,679          213,761
        Consumer                                                                           21,088           29,168
        Lease financing receivables                                                           440              478
--------------------------------------------------------------------------------------------------------------------
        Total loans, gross                                                            $   328,690          329,197
--------------------------------------------------------------------------------------------------------------------

        At March 31, 1999 and December 31, 1998, the following items existed (DOLLARS IN THOUSANDS):

--------------------------------------------------------------------------------------------------------------------
                                                                                    March 31, 1999     Dec. 31, 1998
--------------------------------------------------------------------------------------------------------------------
        Non-accrual loans and leases                                                  $   1,821            2,262
        Loans past due 90 days or more and still accruing                                   220              544
        Restructured loans still accruing and less than 90 days past due                    202              208
--------------------------------------------------------------------------------------------------------------------
        Total non-performing loans and leases                                         $   2,243            3,014
--------------------------------------------------------------------------------------------------------------------

         The following is a summary of activity in the allowance for possible loan losses (DOLLARS IN THOUSANDS):

--------------------------------------------------------------------------------------------------------------------
                                                                        3 months ended       3 months ended
                                                                        March 31, 1999       March 31, 1998
--------------------------------------------------------------------------------------------------------------------
        Balance, beginning of year                                         $    4,775             4,646
        Provision charged to expense                                              159               127
        Additions to dealer reserves                                                0                 0
        Recoveries on loans previously charged off                                126                64
--------------------------------------------------------------------------------------------------------------------
                                                                                5,060             4,837
        Less loans charged off                                                    224               288
        Less allowance on loans sold                                              500                 0
--------------------------------------------------------------------------------------------------------------------
        Balance, end of period                                             $    4,336             4,549
--------------------------------------------------------------------------------------------------------------------

        The following is a summary of loan loss experience for the three months ended March 31, 1999, including an allocation of the allowance, by loan category, at period end: (DOLLARS IN THOUSANDS)


                                  Commercial         Real
                             and Agricultural       Estate      Consumer       Leases     Unalloc.       Total
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            $1,811        1,173        1,586            5          200       4,775
Provision charged to expense               0          159            0            0            0         159
Recoveries on loans previously
   charged off                            95            0           31            0            0         126
--------------------------------------------------------------------------------------------------------------------
                                       1,906        1,332        1,617            5          200       5,060
Less loans charged off                     0          179           45            0            0         224
Less allowance on loans sold               0            0          500            0            0         500
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999               $1,906        1,153        1,072            5          200       4,336
--------------------------------------------------------------------------------------------------------------------
Ratios:
Loans in category to total loans       28.48%       65.00%        6.38%         .14%         N/A      100.00%
--------------------------------------------------------------------------------------------------------------------

The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

(4)    OPERATING SEGMENTS
       The Company's operations include two primary segments: banking and mortgage banking. Through its banking subsidiaries' network of 11 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage banking activities conducted through the Company's subsidiary, CMI, include the origination and brokerage of primarily residential mortgage loans for sale to various investors. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consist of consumer finance and holding company operations. Assets and results of operations are based on generally accepted accounting principals, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations.

Operating segment information is as follows:
(DOLLARS IN THOUSANDS)

                                                                                 Mortgage                    Consolidated
                                                                     Banking      Banking        Other           Total
--------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
Interest income                                                    $  9,554            83            166          9,803
Interest expense                                                      4,743            34            (76)         4,701
--------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses         4,811            49            242          5,102
Provision for possible loan losses                                       72             0             87            159
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses          4,739            49            155          4,943
Other operating income                                                1,722         2,437             50          4,209
Other operating expenses                                              3,705         2,674          1,557          7,936
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          2,756          (188)        (1,352)         1,216
Income tax expense                                                      958           (73)          (582)           303
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                       $  1,798          (115)          (770)           913
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


March 31, 1999
--------------
Assets                                                             $516,229         4,609         (8,190)       512,648
--------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998
Interest income                                                    $  9,443            46            387          9,876
Interest expense                                                      4,753            (1)           190          4,942
--------------------------------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses         4,690            47            197          4,934
Provision for possible loan losses                                       52             0             75            127
--------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses          4,638            47            122          4,807
Other operating income                                                1,266         2,030             35          3,331
Other operating expenses                                              3,642         1,816            687          6,145
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          2,262           261           (530)         1,993
Income tax expense                                                      788           101           (225)           664
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                       $  1,474           160           (305)         1,329
--------------------------------------------------------------------------------------------------------------------------

March 31, 1998
--------------
Assets                                                             $493,385         4,646          2,829        500,860
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


(5)    COMPREHENSIVE INCOME
       The FASB has issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted
       SFAS No. 130 in the first quarter of 1998.

       The Company's comprehensive income for the three month periods ended March 31, 1999 and 1998, is as follows (DOLLARS IN THOUSANDS):


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                      --------------------
                                                                        1999          1998
                                                                      --------      -------
Net earnings                                                          $   913       $ 1,329
Other comprehensive earnings
   Unrealized (loss) on investment securities                          (1,323)         (132)
   Reclassification adjustment for gain included in net earnings         (245)            0
   Income tax effect                                                      600            51
                                                                      --------      -------
Total comprehensive earnings                                          $   (55)      $ 1,248
                                                                      --------      -------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The Company posted year-to-date net earnings of $913,000 at March 31, 1999, a decrease of $416,000, or 31% from year-to-date earnings of $1,329,000 at March 31, 1998. This decrease in earnings is primarily attributable to a loss on the first quarter sale of a substantial portion of the Castle Finance Company (CFC) loan portfolio and related charges. CFC is a wholly-owned subsidiary of the Company.

Year-to-date basic earnings per common share were $.42 at March 31, 1999, down $.19 per share from March 31, 1998 basic earnings per common share of $.61. The decrease in basic earnings per share is due primarily to the sale of a portion of the CFC loan portfolio and related charges as described above. Diluted earnings per share were $.41.

Net earnings applicable to common stock of $913,000 year-to-date at March 31, 1999 compares to $1,322,000 at March 31, 1998. This represents a 31% decrease. Year-to-date preferred stock dividends were $0 at March 31, 1999 as compared to $7,000 at March 31, 1998. The decrease was due to the preferred stock redemption which occurred on December 31, 1998.

The following discussion of performance for the three month period ending March 31, 1999 as compared to the corresponding period in 1998 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)

                                 INTEREST INCOME

Net interest income before provision for possible loan losses for the first three months of 1999 increased 3.4% to $5,102,000 as compared to $4,934,000 at March 31, 1998. This increase can primarily be attributed to a $185,000 increase in interest on mortgage loans held for sale as a result of volume increases in the average mortgage loan held for sale portfolio. This interest income is generated as a result of mortgage loans held for sale that have been originated through CasBanc Mortgage, Inc. (CMI), but not yet sold in the secondary market. CMI is a wholly-owned subsidiary of the Company. The Company's subsidiary banks purchase these loans from CMI when the loans are made to the borrowers. The subsidiary banks then hold these interest earning assets until they are sold into the secondary market, providing short-term liquid investments for the banks.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), decreased for the first three months of 1999 to 4.10% as compared to 4.26% in 1998. This decrease can primarily be attributed to a decrease in the average yield on earning assets due to a lower interest rate environment for the first quarter of 1999 as compared to the same period for 1998.

The ratio of average earning assets to average total assets remained unchanged at 94.4% for the first three months of 1999 as compared to the same period in 1998.

Competition from both financial institutions and non-traditional competitors, as well as general economic trends, will continue to impact future earnings. The earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

                       PROVISION FOR POSSIBLE LOAN LOSSES

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of net outstanding loans decreased to 1.32% at March 31, 1999 as compared to 1.46% at December 31, 1998. The allowance level was at 1.48% of net loans at December 31, 1997. The provision for loan losses recorded during the first three months of 1999 was $159,000 as compared to $127,000 during the same period in 1998. The balance in the allowance for loan loss account is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. The allowance for loan loss balance reflects the underlying credit risk in the loan and lease portfolio. As such, fluctuations are expected in the allowance balance, however, as noted, the fluctuations have not been material. The Company's allowance for loan losses is deemed to be sufficient based on the evaluation of the above factors.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans, and other real estate owned, represented .44% of total assets as of March 31, 1999, which has decreased from .54% at December 31, 1998. The following table summarizes the components of non-performing assets at March 31, 1999 and at December 31, 1998.

                                                        MARCH 31, 1999        DECEMBER 31, 1998
                                                        --------------        ------------------
                                                                  (DOLLARS IN THOUSANDS)
          Non-accrual loans                                  $1,821                  $2,262
          Loans past due 90+ days & still accruing              220                     544
          Restructured loans, performing according
            to terms of restructure agreement                   202                     208
          Other real estate owned                                 0                       0
          TOTAL NON-PERFORMING ASSETS                        $2,243                  $3,014

The decrease in non-accrual loans was primarily due to paydowns of non-accrual loans, especially at Castle Bank Harvard, N.A. The reduction in loans 90+ days past due and still accruing at March 31, 1999 is due to the sale of a portion of the CFC loan portfolio. The remainder of loans 90+ days past due relate primarily to residential real estate loans at CMI for which foreclosure proceedings have started. Based on the collateral value of the loans, complete recovery of the principal, interest, and collection costs are anticipated and, as a result, in accordance with Company policy, interest income is still being accrued.

Year-to-date net charge-offs at March 31, 1999 totaled $98,000 as compared to $224,000 at March 31, 1998. The allowance for loan losses was reduced $500,000 as a result of the sale of a portion of the CFC loan portfolio. Management continues to closely monitor all past dues and to improve collection efforts.

                             OTHER OPERATING INCOME

Other operating income, excluding security gains and losses, totaled $3,964,000 for the first three months of 1999 as compared to $3,331,000 for the same period in 1998. The $633,000 increase over the prior year period relates to increased fee income of $496,000 earned on the origination of mortgages sold in the secondary market. If interest rates for fifteen and thirty year mortgages increase, mortgage origination activities and earnings may be adversely impacted.

Securities gains of $245,000 were recognized during the first three months of 1999 as compared to no gains or losses during the first three months of 1998. For 1999, all recognized gains and losses related to the sale or call of securities classified as available for sale

                            OTHER OPERATING EXPENSES

Other operating expenses increased approximately $1,791,000 year to date at March 31, 1999 over the corresponding three month period in 1998. Increases in employee salaries and benefit expense accounted for $853,000 of the increase. The majority of the salary increase was due to additional staff and mortgage originators added to CMI as a result of opening new offices and expanding current business. Salary and employee benefits expense also increased due to normal salary increases granted during the year. Also, a $513,000 loss was recognized due to the sale of a substantial portion of the CFC loan portfolio.

                               FINANCIAL CONDITION

Total assets at March 31, 1999, decreased $42,807,000 as compared to December 31, 1998. This decrease was primarily due to a decrease in mortgage loans held for sale of $39,857,000. This decrease was off-set by a decrease in short-term borrowings of $23,749 and a decrease in deposits of $16,170. The decrease in deposits was due to normal fluctuations. Average assets for the first three months of 1999 increased by $36,911,000 or approximately 7.42% as compared to the corresponding period in 1998. This increase is primarily attributed to a $12 million increase in the average mortgage loan held for sale portfolio, and a $23 million increase in the average net loan portfolio. This increase was funded primarily with an increase in average total deposits of $25 million or approximately 6.05% over the corresponding period in 1998. The subsidiary Banks are all experiencing significant competition for deposits which continues to put pressure on each Bank's overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $693,000 of brokered deposits at March 31, 1999, with interest rates ranging from 6.20% to 6.75% and maturities ranging from August 2000 through October 2002. Brokered deposits at December 31, 1998, were $693,000.

                                      CAPITAL

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of March 31, 1999 was 7.13%, an increase from 6.31% at December 31, 1998. The ratio exceeds the regulatory well capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's March 31, 1999 total risk weighted capital ratio also increased to 11.80% from 11.08% at December 31, 1998. The Tier 1 capital ratio at March 31, 1999 increased to 10.58% from 9.83% at December 31, 1998. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well capitalized levels.

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first three months of 1999 as compared to the same period in 1998. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.

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

     The Company completed the assessment phase of the project by June 1997. The Company completed the inventory phases of the project by September 1997. Testing and remediation efforts have been completed for all mission critical applications. Some mission critical applications were discovered to be non-compliant. These systems were replaced with new compliant systems by December 31, 1998. The Company performed extensive core application testing in July 1998 which was overseen by a major consulting firm. The project team has had extensive contact with all mission critical vendors and continues to monitor their progress as diligently as possible. Although the Company is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. Contingency plans have been developed where practical to provide the Company with alternatives in situations where an entity furnishing a critical product or service experiences significant Year 2000 difficulties that will effect the Company. With respect to non-mission critical applications, the Company's target for completion of Year 2000 work is September 1999.

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

     As part of the Company's credit analysis process, it has developed a plan for assessing the Year 2000 readiness of its major credit customers. Year 2000 issues have also been included in the loan review process and in the adequacy of the reserve analysis. In addition, as part of the Company's fiduciary responsibilities in the asset and trust management area, the Company has been working very closely with the Company's third-party servicer to verify that their product is Year 2000 compliant. The Company participated in proxy testing of this servicer in the first quarter of 1999. The proxy testing was coordinated by a major public accounting firm. The Company has also sent FDIC prepared statement stuffers to all checking and savings account customers which describes the Year 2000 problem in detail and provides guidance regarding FDIC insurance.

     The Company estimates the cost of the Year 2000 project to be $411,000. This estimate does not include the cost of internal staff time; $300,000 of costs have been incurred to date, $226,000 of which will be capitalized as a few new systems were purchased to replace non-compliant mission critical systems. It is expected that the remaining $111,000 will be incurred by September 30, 1999. It is anticipated that there may be various miscellaneous contingency plan expenditures made in the fourth quarter of 1999 which cannot be estimated at this time.

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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The statement is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The reclassification is to be done when the statement is initially applied. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks faced by the Company since December 31, 1998. For information regarding the Company's market risk, refer to its Annual Report on Form 10-K for the year ended December 31, 1998.

                                     PART II

ITEM 1--LEGAL PROCEEDINGS
Neither the Company nor any subsidiary is a party to, and none of their property is subject to, any material legal proceeding at this time. However, the Company and its subsidiaries are from time to time parties to routine litigation incidental to their businesses.

ITEM 2--CHANGES IN SECURITIES
Not applicable.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES
Not applicable.


ITEM 4-- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
Not applicable.


ITEM 5-- OTHER INFORMATION
Not applicable.


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
       (a)   Exhibits
             --------
             3.1  Certificate of Incorporation of registrant, as amended
             11   Computation of Per Share Earnings
             27   Financial Data Schedule

       (b)   Reports on Form 8-K
             -------------------
             The Company filed a report on Form 8-K on January 6, 1999 with respect to, among other things, the declaration of a cash dividend payable January 5, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/s/    John W. Castle
---------------------------------------------
By:    John W. Castle, Chairman of the Board
       Chief Executive Officer and Director
       Castle BancGroup, Inc.

Date:  May 14, 1999





/s/    Micah R. Bartlett
--------------------------------------------------
By:    Micah R. Bartlett, Chief Accounting Officer
       and Controller
       Castle BancGroup, Inc.

Date:  May 14, 1999

                                  EXHIBIT INDEX


EXHIBIT 3.1           Certificate of Incorporation of registrant, as amended

EXHIBIT 11            Computation of Per Share Earnings

EXHIBIT 27            Financial Data Schedule