Form 10-Q
period 1999-06-30
CASTLE BANCGROUP INC
filed 1999-08-12
CIK 723043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

               ---------------------------------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 1999

               ---------------------------------------------------
                           Commission File No. 0-25914
               ---------------------------------------------------

                             CASTLE BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              36-3238190
    (State or other jurisdiction                  (I.R.S.  Employer
   of incorporation or organization)             Identification Number)

        121 West Lincoln Highway                      60115-3609
            DeKalb, Illinois                          (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:   (815) 758-7007

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

The registrant had 4,363,302 shares of Common Stock outstanding as of July 31, 1999.

                                    PART I - FINANCIAL INFORMATION


ITEM  1  -  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEETS  (DOLLARS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
(UNAUDITED)


                          ASSETS                                                  June 30,  December 31,
                                                                                     1999      1998
-----------------------------------------------------------------------------------------------------
Cash and due from banks                                                            $ 12,685    12,270
Investment securities (note 2)                                                      127,375   132,060
Mortgage loans held for sale, lower of cost or market                                29,123    67,354
Loans (note 3)                                                                      338,960   329,197
  Less:
    Allowance for possible loan losses (note 3)                                       4,688     4,775
    Unearned income and deferred loan fees, net                                         454     2,388
-----------------------------------------------------------------------------------------------------
Net loans                                                                           333,818   322,034
Premises and equipment                                                               12,563    11,554
Goodwill, net of amortization                                                         3,750     3,967
Other assets                                                                          6,136     6,216
-----------------------------------------------------------------------------------------------------
                                                                                   $525,450   555,455
=====================================================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Noninterest-bearing                                                            $ 47,154    50,371
    Interest-bearing                                                                398,623   401,794
-----------------------------------------------------------------------------------------------------
Total deposits                                                                      445,777   452,165
  Short-term borrowings                                                              27,374    44,197
  Long-term debt                                                                      9,050    10,300
  Other liabilities                                                                   3,129     7,248
Total liabilities                                                                   485,330   513,910
-----------------------------------------------------------------------------------------------------
Stockholders' equity:
    Common stock, $.33 1/3 par value; 5,000,000 shares authorized, 4,362,048 and
    4,343,710 shares issued and outstanding  in 1999 and 1998, respectively           1,454     1,448
  Additional paid-in capital                                                          6,725     6,439
  Accumulated other comprehensive (loss) earnings                                    (2,061)      935
  Retained earnings                                                                  34,002    32,723
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           40,120    41,545
Commitments and contingent liabilities
-----------------------------------------------------------------------------------------------------
                                                                                   $525,450   555,455
=====================================================================================================

See accompanying notes to unaudited consolidated financial statements.


CONSOLIDATED  STATEMENT  OF  EARNINGS  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

                                                                     3  Months  Ended
                                                               June 30, 1999    June 30, 1998
---------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                  $         6,889           7,154
  Interest  and  dividends  on  investment  securities:
    Taxable                                                             1,653           2,112
    Nontaxable                                                            277             157
  Interest on excess funds sold                                            11               9
  Interest  on mortgage loans held for sale                               440             540
---------------------------------------------------------------------------------------------
Total interest income                                                   9,270           9,972
---------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                  4,131           4,360
  Interest on short-term borrowings                                       168             420
  Interest on long-term debt                                              231             176
---------------------------------------------------------------------------------------------
Total interest expense                                                  4,530           4,956
---------------------------------------------------------------------------------------------
Net interest income before provision
  for possible loan losses                                              4,740           5,016
Provision for possible loan losses                                        359             147
---------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses            4,381           4,869
---------------------------------------------------------------------------------------------
Other operating income
  Trust fees                                                              212             191
  Deposit service charges                                                  93              90
  Other service charges                                                   364             316
  Investment securities gains, net                                          4              72
  Mortgage loan origination income, net                                 3,220           2,954
  Other income                                                            262             282
---------------------------------------------------------------------------------------------
Total other operating income                                            4,155           3,905
---------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                        5,167           4,470
  Net occupancy expense of premises                                       487             424
  Furniture and fixtures                                                  407             366
  Office supplies                                                         161             135
  Outside services                                                        261             223
  Advertising expense                                                     193             188
  FDIC insurance assessment                                                13              13
  Postage and courier                                                     154             137
  Telephone expense                                                       142             123
  Amortization expense - goodwill                                         109              88
  Other expenses                                                          557             617
---------------------------------------------------------------------------------------------
Total other operating expenses                                          7,651           6,784
---------------------------------------------------------------------------------------------
Earnings before income taxes                                              885           1,990
Income tax expense                                                        214             704
---------------------------------------------------------------------------------------------
Net earnings                                                  $           671           1,286
=============================================================================================
Net earnings applicable to common stock                       $           671           1,281
=============================================================================================
Basic earnings per common share                               $           .15             .30
=============================================================================================
Diluted earnings per common share                             $           .15             .29
=============================================================================================


CONSOLIDATED  STATEMENT  OF  EARNINGS  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

==============================================================================================
                                                                       6  Months  Ended
                                                               June  30, 1999   June  30, 1998
----------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                   $        14,036          14,281
  Interest and dividends on investment securities:
    Taxable                                                              3,349           4,172
    Nontaxable                                                             518             305
  Interest on excess funds sold                                             11              16
  Interest  on mortgage loans held for sale                              1,159           1,074
----------------------------------------------------------------------------------------------
Total interest income                                                   19,073          19,848
----------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                   8,247           8,730
  Interest on short-term borrowings                                        590             816
  Interest on long-term debt                                               394             352
----------------------------------------------------------------------------------------------
Total interest expense                                                   9,231           9,898
----------------------------------------------------------------------------------------------
Net interest income before provision
  for possible loan losses                                               9,842           9,950
Provision for possible loan losses                                         518             274
----------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses             9,324           9,676
----------------------------------------------------------------------------------------------
Other operating income
  Trust fees                                                               410             374
  Deposit service charges                                                  176             176
  Other service charges                                                    664             597
  Investment securities gains, net (note 2)                                249              72
  Mortgage loan origination income, net                                  6,203           5,441
  Other income                                                             662             576
----------------------------------------------------------------------------------------------
Total other operating income                                             8,364           7,236
----------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                        10,070           8,520
  Net occupancy expense of premises                                      1,008             859
  Furniture and fixtures                                                   804             714
  Office supplies                                                          312             267
  Outside services                                                         588             474
  Advertising expense                                                      339             314
  FDIC insurance assessment                                                 26              29
  Postage and courier                                                      292             279
  Telephone expense                                                        280             211
  Amortization expense - goodwill                                          218             218
  Loss on sale of loans                                                    513               0
  Other expenses                                                         1,137           1,044
----------------------------------------------------------------------------------------------
Total other operating expenses                                          15,587          12,929
----------------------------------------------------------------------------------------------
Earnings before income taxes                                             2,101           3,983
Income tax expense                                                         517           1,368
----------------------------------------------------------------------------------------------
Net earnings                                                   $         1,584           2,615
==============================================================================================
Net earnings applicable to common stock                        $         1,584           2,603
==============================================================================================
Basic earnings per common share                                $           .36             .60
==============================================================================================
Diluted earnings per common share                              $           .36             .60
==============================================================================================

See  accompanying  notes  to  consolidated  financial  statements.


CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DOLLARS  IN
THOUSANDS,  EXCEPT  SHARE  DATA)
(UNAUDITED)

                                                                   ACCUMULATED
                                                                      OTHER
                                                                  COMPREHENSIVE
                                           COMMON          RETAINED  EARNINGS
                                           STOCK  SURPLUS  EARNINGS   (LOSS)    TOTAL
--------------------------------------------------------------------------------------
Balance as of January 1, 1999              1,448    6,439    32,723      935   41,545

Comprehensive Earnings
 Net Earnings                                  -        -     1,584        -    1,584
 Unrealized loss on investment
   securities                                  -        -         -   (4,632)  (4,632)
 Reclassification adjustments for
   gains included in net earnings              -        -         -     (249)    (249)
 Income tax effect                             -        -         -    1,885    1,885
                                                                               -------
 Total comprehensive earnings                  -        -         -        -   (1,412)

Issuance of 18,338 shares of common stock      6      286         -        -      292
Cash dividends on common stock                 -        -      (305)       -     (305)
                                           -------------------------------------------
Balance as of June 30, 1999                1,454    6,725    34,002   (2,061)  40,120
                                           ===========================================

See  accompanying  notes  to  consolidated  financial  statements.


CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  (DOLLARS  IN  THOUSANDS)
(UNAUDITED)

                                                             6  Months  Ended
                                                         June 30, 1999   June 30, 1998
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Interest received                                     $       17,682          19,859
  Fees received                                                  8,532           7,903
  Net decrease in mortgage loans held for sale                  38,230          18,058
  Interest paid                                                 (9,639)        (10,094)
  Cash paid to suppliers and employees                         (17,305)        (13,665)
  Income taxes paid                                               (382)         (1,154)
---------------------------------------------------------------------------------------
Net cash provided by operating activities                       37,118          20,907
---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from:
    Maturities and calls of investment securities               13,338          19,187
    Sales of investment securities                              20,264          21,979
  Purchases of investment securities                           (33,701)        (46,478)
  Net (increase) / decrease in loans                           (10,400)          1,079
  Premises and equipment expenditures                           (1,730)         (1,065)
  Other real estate owned                                            0            (532)
---------------------------------------------------------------------------------------
Net cash used in investing activities                          (12,229)         (5,830)
---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand deposits,
    NOW accounts, and savings accounts                           4,772          11,265
  Net (decrease) / increase in certificates of deposit         (11,160)          5,458
  Dividends paid on preferred stock                                  0             (12)
  Dividends paid on common stock                                  (305)           (260)
  Net change in short-term debt                                (16,823)        (27,004)
  roceeds from issuance of common stock                            292             348
  Issuance of long-term debt                                         0           1,000
  Repayment of long-term debt                                   (1,250)           (475)
---------------------------------------------------------------------------------------
Net cash (used in) financing activities                        (24,474)         (9,680)
---------------------------------------------------------------------------------------
Net change in cash and cash equivalents                            415           5,397
Cash and cash equivalents at beginning of year                  12,270          11,377
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period          $       12,685          16,774
=======================================================================================
Reconciliation of net earnings to net cash provided by
  operating activities:
    Net earnings                                        $        1,584           2,615
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                            1,008             994
        Provision for possible loan losses                         518             274
        Gains on sale of investment securities                    (249)            (72)
    Increase (decrease) in:
        Income taxes payable                                       135             214
        Interest payable                                          (409)           (195)
        Unearned income                                         (1,934)            156
        Other liabilities                                       (1,808)           (915)
    Decrease (increase) in:
        Interest receivable                                        545              26
        Other assets                                              (502)            (76)
    Decrease in mortgage loans held for sale                    38,230          18,058
    Discount accretion recorded as income                         (180)           (327)
    Premium amortization charged against income                    180             155
---------------------------------------------------------------------------------------
                                                        $       37,118          20,907
=======================================================================================

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The unaudited consolidated financial statements of Castle BancGroup, Inc. (Company) and subsidiaries are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.


(2)  INVESTMENT  SECURITIES

     Investments in debt and equity securities have been classified as available for sale and reported at fair value. The amortized value is adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Unrealized gains and losses, net of related deferred income taxes, are reported as a component of accumulated other comprehensive earnings (loss).

     A comparison of amortized cost and fair value of investment securities available-for-sale at June 30, 1999 and December 31, 1998 follows (dollars in thousands):

                                                    June  30,  1999
                                       -----------------------------------------
                                                      Gross      Gross
                                        Amortized  unrealized  unrealized  Fair
                                           cost       gains      losses    value
--------------------------------------------------------------------------------
  U.S. Treasury and agency
    obligations                       $   63,165     67       (1,342)     61,890
  Obligations of state and political
    subdivisions                          22,648     82         (639)     22,091
  Mortgage-backed securities              42,337     14       (1,584)     40,767
--------------------------------------------------------------------------------
  Total debt securities                  128,150    163       (3,565)    124,748
--------------------------------------------------------------------------------
  Federal Home Loan Bank stock             2,052      5                    2,057
  Other Equity securities                    571                 (1)         570
--------------------------------------------------------------------------------
  Total  securities                   $  130,773    168       (3,566)    127,375

                                                  December  31,  1998
                                       -----------------------------------------
                                                      Gross      Gross
                                        Amortized  unrealized  unrealized  Fair
                                           cost       gains      losses    value
--------------------------------------------------------------------------------
  U.S. Treasury and agency
    obligations                       $    66,082      1,008      (17)    67,073
  Obligations of state and political
    subdivisions                           15,329        277      (36)    15,570
  Mortgage-backed securities               47,050        381     (130)    47,301
  Total debt securities                   128,461      1,666     (183)   129,944
--------------------------------------------------------------------------------
  Federal Home Loan Bank stock              1,673          0        0      1,673
  Other Equity securities                     443          0        0        443
--------------------------------------------------------------------------------
  Total securities                    $   130,577      1,666     (183)   132,060
================================================================================

     The amortized cost and fair value of securities available for sale at June 30, 1999 by contractual maturity, are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            June 30, 1999
                                        -------------------
                                         Amortized    Fair
                                            cost     value
-----------------------------------------------------------
  Due in one year or less                 $  4,548    4,571
  Due after one year through five years     34,298   33,696
  Due after five years through ten years    33,153   32,455
  Due after ten years                       13,814   13,259
-----------------------------------------------------------
                                            85,813   83,981
  Mortgage-backed securities                42,337   40,767
-----------------------------------------------------------
  Total debt securities                    128,150  124,748
-----------------------------------------------------------
  Federal Home Loan Bank stock               2,052    2,057
  Other Equity securities                      571      570
-----------------------------------------------------------
  Total securities                        $130,773  127,375
===========================================================

     Gross losses of approximately $4,980 and $3,950 occurred from security activity during the six months ended June 30, 1999 and 1998, respectively. Gross gains of $253,855 and $76,158 occurred from security activity during the six month period ended June 30, 1999 and 1998, respectively. All security gains and losses that occurred during 1999 and 1998 were as a result of transactions involving available for sale securities.

       Investment securities carried at approximately $77,732,000 and $83,062,000 at June 30, 1999 and December 31, 1998, respectively, were pledged to secure deposits and for other purposes as permitted or required by law.

(3)     LOANS

     The composition of the loan portfolio at the dates shown is as follows (dollars in thousands):

                                                                     June 30, 1999   Dec. 31, 1998
==================================================================================================
  Commercial, financial, and agricultural                           $        97,872         85,790
  Real estate mortgage                                                      221,196        213,761
  Consumer                                                                   19,598         29,168
  Lease financing receivables                                                   294            478
--------------------------------------------------------------------------------------------------
  Total loans, gross                                                $       338,960        329,197
==================================================================================================

  At June 30, 1999 and December 31, 1998, the following items existed (dollars in thousands):

==================================================================================================

                                                                      June 30, 1999  Dec. 31, 1998
--------------------------------------------------------------------------------------------------
  Non-accrual loans and leases                                      $         1,545          2,262
  Loans past due 90 days or more and still accruing                             412            544
  Restructured loans still accruing and less than 90 days past due              197            208
--------------------------------------------------------------------------------------------------
  Total non-performing loans and leases                             $         2,154          3,014
==================================================================================================

  The following is a summary of activity in the allowance for possible loan losses
  (dollars in thousands):

==================================================================================================
                                                                     6 months ended  6 months ended
                                                                      June 30, 1999   June 30, 1998
--------------------------------------------------------------------------------------------------
  Balance, beginning of period                                      $         4,775          4,646
  Provision charged to expense                                                  518            274
  Recoveries on loans previously charged off                                    143            119
--------------------------------------------------------------------------------------------------
                                                                              5,436          5,039
  Less loans charged off                                                        277            549
  Less allowance on loans sold                                                  471              0
--------------------------------------------------------------------------------------------------
  Balance, end of period                                            $         4,688          4,490
==================================================================================================

     The following is a summary of loan loss experience for the six months ended June 30, 1999, including an allocation of the allowance, by loan category, at period end: (dollars in thousands)

====================================================================================================
                                         Commercial     Real
                                   and Agricultural   Estate   Consumer   Leases   Unalloc.   Total
----------------------------------------------------------------------------------------------------
Balance, December 31, 1998        $           1,811    1,173      1,586        5        200   4,775
Provision charged to expense                      0      159        358        0          0     517
Recoveries on loans previously
   charged off                                   98        3         43        0          0     144
----------------------------------------------------------------------------------------------------
                                              1,909    1,335      1,987        5        200   5,436
Less loans charged off                            4      179         94        0          0     277
Less allowance on loans sold                      0        0        471        0          0     471
----------------------------------------------------------------------------------------------------
Balance, June 30, 1999            $           1,905    1,156      1,422        5        200   4,688
====================================================================================================
Ratios:
Loans in category to total loans              28.89%   65.25%      5.77%     .09%  N/A       100.00%
====================================================================================================

The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

(4)     OPERATING  SEGMENTS

The Company's operations include two primary segments: banking and mortgage banking. Through its banking subsidiaries' network of 11 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage banking activities conducted through the Company's subsidiary, Casbanc Mortgage, Inc.
(CMI), include the origination and brokerage of primarily residential mortgage loans for sale to various investors. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consist of consumer finance and holding company operations. The Company's consumer finance subsidiary, Castle Finance
Company  (CFC),  has  ceased  all  new  lending  activities.


Operating  segment  information  is  as  follows:
(Dollars  in  thousands)

                                                                         Mortgage          Consolidated
                                                                Banking   Banking    Other    Total
----------------------------------------------------------------------------------------------------

Three months ended June 30, 1999
--------------------------------
Interest income                                                 $  9,349       43     (122)    9,270
Interest expense                                                   4,535       11      (16)    4,530
----------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses      4,814       32     (106)    4,740
Provision for possible loan losses                                   112       22      225       359
----------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       4,702       10     (331)    4,381
Other operating income                                             1,261    2,965      (71)    4,155
Other operating expenses                                           3,665    3,144      842     7,651
----------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                2,298     (169)  (1,244)      885
Income tax expense (benefit)                                         754      (66)    (474)      214
----------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $  1,544     (103)    (770)      671
----------------------------------------------------------------------------------------------------

June 30, 1999
-------------
Assets                                                          $524,322    4,794   (3,667)  525,450
====================================================================================================

Three months ended June 30, 1998
--------------------------------
Interest income                                                 $  9,580       63      329     9,972
Interest expense                                                   4,817        1      138     4,956
----------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses      4,763       62      191     5,016
Provision for possible loan losses                                    72        0       75       147
----------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       4,691       62      116     4,869
Other operating income                                             1,379    2,476       50     3,905
Other operating expenses                                           3,618    2,269      897     6,784
----------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                2,452      269     (731)    1,990
Income tax expense (benefit)                                         850      104     (250)      704
----------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $  1,602      165     (481)    1,286
----------------------------------------------------------------------------------------------------

June 30, 1998
-------------
Assets                                                          $504,561    4,726   (1,684)  507,603
====================================================================================================


Operating  segment  information  is  as  follows:
(Dollars  in  thousands)
                                                                         Mortgage          Consolidated
                                                                Banking   Banking    Other    Total
----------------------------------------------------------------------------------------------------
Six months ended June 30,1999
-----------------------------
Interest income                                                 $ 18,903      126       44    19,073
Interest expense                                                   9,278       45      (92)    9,231
----------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses      9,625       81      136     9,842
Provision for possible loan losses                                   184       22      312       518
----------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       9,441       59     (176)    9,324
Other operating income                                             2,983    5,402      (21)    8,364
Other operating expenses                                           7,370    5,818    2,399    15,587
----------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                5,054     (357)  (2,596)    2,101
Income tax expense (benefit)                                       1,712     (139)  (1,056)      517
----------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $  3,342     (218)  (1,540)    1,584

June 30, 1999
-------------
Assets                                                          $524,322    4,794   (3,667)  525,450
====================================================================================================

Six months ended June 30, 1998
------------------------------
Interest income                                                 $ 19,023      109      716    19,848
Interest expense                                                   9,570        0      328     9,898
----------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses      9,453      109      388     9,950
Provision for possible loan losses                                   124        0      150       274
----------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       9,329      109      238     9,676
Other operating income                                             2,645    4,506       85     7,236
Other operating expenses                                           7,260    4,084    1,585    12,929
----------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                4,714      531   (1,262)    3,983
Income tax expense (benefit)                                       1,638      205     (475)    1,368
-----------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $  3,076      326     (787)    2,615
----------------------------------------------------------------------------------------------------

June 30, 1998
-------------
Assets                                                          $504,561    4,726   (1,684)  507,603
====================================================================================================

(5)     COMPREHENSIVE  INCOME

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998.

The Company's comprehensive income for the six month periods ended June 30, 1999 and 1998, is as follows (dollars in thousands):

                                                               SIX MONTHS ENDED
                                                                  JUNE  30,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
Net earnings                                                  $ 1,584   $2,615
Other comprehensive earnings
  Unrealized (loss)/gain on investment securities              (4,632)     112
  Reclass adjustment for net gains included in net earnings      (249)     (72)
  Income tax effect                                             1,885       (3)
                                                              --------  -------
Total comprehensive earnings (loss)                           $(1,412)  $2,652
                                                              --------  -------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

Certain  statements  in  this  Quarterly  Report  on  Form  10-Q  constitute
"forward-looking statements" within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For example, forward-looking statements may be made with respect to the Company's pricing and fee trends, credit quality and outlook, new business results, expansion plans, anticipated expenses and planned schedules and projected costs for Year 2000 work. The Company intends these forward-looking statements to be subject to the safe harbor created by the Exchange Act and is including this statement to avail itself of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment, which could change at any time and which could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect the Company's operations, performance, development and business results include the following:

- the risk of adverse changes in business conditions in the banking industry generally and in the specific Midwestern markets in which the Company's subsidiary banks operate;

- changes in the legislative and regulatory environment that result in increased competition or operating expenses;

-     changes in the interest rates and changes in monetary and fiscal policies;

-     increased competition from other financial and non-financial institutions;

- factors that may affect the Company's ability, or the ability of its customer or suppliers, to achieve Year 2000 readiness in a timely manner, including the ability of its vendors, clients, counter-parties and customers to complete their Year 2000 renovation efforts on a timely basis and in manner that allows them to continue normal business operations or furnish products, services or data to the Company without disruption, and the Company's ability to accurately evaluate the Year 2000 readiness of its vendors, clients, counter-parties and customers in this regard and, where necessary develop and implement effective contingency plans;

- the competitive impact of technological advances in the conduct of the banking business; and

- other risks set forth from time to time in the Company's filings with the Securities and Exchange Commission.

These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

                              RESULTS OF OPERATIONS
                              ---------------------

The Company posted year-to-date net earnings of $1,584,000 at June 30, 1999, a decrease of $1,031,000, or 39% from year-to-date earnings of $2,615,000 at June 30, 1998. This decrease in earnings is primarily due to a loss in the first and second quarter related to the sale of a substantial portion of the Castle Finance Company (CFC) loan portfolio and related charges. CFC is a wholly-owned subsidiary of the Company. In addition, losses have been recognized at Casbanc Mortgage, Inc. (CMI) due to expenses associated with the expansion of retail mortgage origination and lower than projected origination volume due to higher interest rates. Quarter-to-date net earnings of $671,000 at June 30, 1999, a decrease of $615,000 , or 49% from quarter-to-date earnings of $1,286,000 at June 30, 1998.

Year-to-date basic earnings per common share were $.36 at June 30, 1999, down $.24 per share from June 30, 1998 basic earnings per common share of $.60. The decrease in basic earnings per share is due primarily to the losses at CFC and CMI as described above. Diluted earnings per share were $.36. Quarter-to-date basic earnings per common share were $.15 at June 30, 1999, down $.15 per share from June 30, 1998 basic earnings per common share of $.30. Diluted earnings per share were $.15.

Net earnings applicable to common stock of $1,584,000 year-to-date at June 30, 1999 compares to $2,603,000 at June 30, 1998. This represents a 39% decrease. Net earnings applicable to common stock of $671,000 quarter-to-date at June 30, 1999 compares to $1,281,000 at June 30, 1998. This represents a 48% decrease. Year-to-date preferred stock dividends were $0 at June 30, 1999 as compared to $12,000 at June 30, 1998. The decrease was due to the preferred stock redemption which occurred on December 31, 1998. Quarter-to-date- preferred stock dividends were $0 at June 30, 1999 as compared to $5,000 at June 30, 1998.

The following discussion of performance for the three and six month periods ending June 30, 1999 as compared to the corresponding periods in 1998 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)

                                 INTEREST INCOME
                                 ---------------

Net interest income before provision for possible loan losses for the second quarter of 1999 was $4,740,000 versus $5,016,000 for the second quarter of 1998 for a decrease of 5.5% or $276,000. Net interest income before provision for possible loan losses for the first six months of 1999 decreased 1.1% to $9,842,000 as compared to $9,950,000 for the first six months of 1998. This decrease can primarily be attributed to a $610,000 decrease in interest on investment securities offset by a decrease of $483,000 of interest on deposits. The decrease in interest on investments is partially due to lower volumes resulting from portfolio management strategies to maximize long-term total return which resulted in first quarter security gains offset by reduced interest income.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), decreased for the first six months of 1999 to 4.14% as compared to 4.25% in 1998. This decrease can primarily be attributed to a decrease in the average yield on earning assets due to repricing. The ratio of average earning assets to average total assets was 94.2% for the first six months of 1999 as compared to 94.5% for the first six months of 1998.

Competition from both financial institutions and non-traditional competitors, as well as general economic trends, will continue to impact future earnings. The earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

                       PROVISION  FOR  POSSIBLE  LOAN  LOSSES
                       --------------------------------------

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of net outstanding loans decreased to 1.38% at June 30, 1999 as compared to 1.46% at December 31, 1998. The allowance level was at 1.48% of net loans at December 31, 1997. The provision for loan losses recorded during the first six months of 1999 was $518,000 as compared to $274,000 during the same period in 1998. The provision for loan losses recorded during the three months ended June 30, 1999 was $359,000 as compared to $147,000 at June 30, 1998. The increase for both the three month and six month periods ending June 30, 1999, is primarily due to an increase at CFC associated with the sale of the consumer loan portfolio. Also, provision for loan losses increased due to growth in the loan portfolio. The balance in the allowance for loan loss account is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. The allowance for loan loss balance reflects the underlying credit risk in the loan and lease portfolio. As such, fluctuations are expected in the allowance balance, however, as noted, the fluctuations have not been material. The Company's allowance for loan losses is deemed to be sufficient based on the evaluation of the above factors.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing, loans in non-accrual status, restructured loans, and other real estate owned, represented .41% of total assets as of June 30, 1999, which has decreased from .54% at December 31, 1998. The following table summarizes the components of non-performing assets at June 30, 1999 and at December 31, 1998.

                                            JUNE 30,1999   DECEMBER 31, 1998
                                            -------------  ------------------
                                                 (dollars in thousands)
  Non-accrual loans                         $       1,545  $            2,262
  Loans past due 90+ days & still accruing            412                 544
  Restructured loans, performing according
   to terms of restructure agreement                  197                 208
  Other real estate owned                               0                   0
                                            -------------  ------------------
  TOTAL NON-PERFORMING ASSETS               $       2,154  $            3,014
                                            =============  ==================

The decrease in non-accrual loans was primarily due to paydowns of non-accrual loans, especially at Castle Bank Harvard, N.A. The reduction in loans 90+ days past due and still accruing at June 30, 1999 is due to the sale of a substantial portion of the CFC loan portfolio. The remainder of loans 90+ days past due relate primarily to residential real estate loans at CMI for which foreclosure proceedings have started. Based on the collateral value of the loans, complete recovery of the principal, interest, and collection costs are anticipated and, as a result, in accordance with Company policy, interest income is still being accrued.

Year-to-date net charge-offs at June 30, 1999 totaled $134,000 as compared to $430,000 at June 30, 1998. The allowance for loan losses was reduced $471,000 as a result of the sale of a portion of the CFC loan portfolio. Management continues to closely monitor all past dues and to improve collection efforts.

                             OTHER OPERATING INCOME
                             ----------------------

Other operating income, excluding security gains and losses, totaled $8,115,000 for the first six months of 1999 as compared to $7,164,000 for the same period in 1998. The $951,000 increase over the prior year period relates to increased fee income of $762,000 earned on the origination of mortgages sold in the secondary market due to an increase in the number of both retail offices and loan originators at CMI. Despite the increase, higher interest rates for fifteen and thirty year loan origination mortgages have caused lower than projected mortgage origination volume. If interest rates for fifteen and thirty year mortgages increase further, mortgage origination activities and earnings may continue to be adversely impacted. For the three months ended June 30, 1999, other operating income, excluding security gains and losses, totaled $4,151,000 as compared to $3,833,000 for the same period in 1998.

Securities gains of $249,000 were recognized during the first six months of 1999 as compared to $72,000 during the first six months of 1998. For 1999, all recognized gains and losses related to the sale or call of securities classified as available for sale. For the three months ended June 30, 1999 security gains of $4,000 were recognized as compared to $72,000 during the same time period in 1998.

                            OTHER OPERATING EXPENSES
                            ------------------------

Other operating expenses increased approximately $2,658,000 year to date at June 30, 1999 over the corresponding six month period in 1998. Increases in employee salaries and benefit expense accounted for $1,550,000 of the increase. The majority of the salary increase was due to additional staff and mortgage originators added to CMI as a result of opening new offices and expanding current business. Increased expenses at CMI are both fixed and variable in nature. Efforts are being made to improve efficiency at CMI to reduce the costs associated with the origination and sale of mortgage loans. Salary and employee benefits expense also increased due to normal salary increases granted during the year. Also, a $513,000 loss was recognized due to the sale of a substantial portion of the CFC loan portfolio. For the quarter ended June 30, 1999, other operating expenses increased $867,000 over the corresponding three month period in 1998. Increases in employee salaries and benefit expense accounted for $697,000 of the increase.

                              FINANCIAL  CONDITION
                              --------------------

Total assets at June 30,1999, decreased $30,005,000 as compared to December 31, 1998. This decrease was primarily due to a decrease in mortgage loans held for sale of $38,231,000. This decrease was offset by a decrease in short-term borrowings of $16,823,000 and a decrease in deposits of $6,388,000. The decrease in deposits was due to normal fluctuations. Average assets for the first six months of 1999 increased by $25,793,000 or approximately 5.16% as compared to the corresponding period in 1998. This increase is primarily attributed to a $26,837,000 increase in the average net loan portfolio. This increase was funded primarily with an increase in average total deposits of $24,117,000 or approximately 5.75% over the corresponding period in 1998. While deposit fluctuations are normal, the subsidiary banks are experiencing competition for deposits which continues to put pressure on the overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $693,000 of brokered deposits at June 30, 1999, with interest rates ranging from 6.20% to 6.75% and maturities ranging from August 2000 through October 2002. Brokered deposits at December 31, 1998, were also $693,000.

Accumulated other comprehensive earnings decreased $2,996,000 from $935,000 at December 31, 1998 to a loss of $2,061,000 at June 30, 1999. This decrease is primarily due to the change in the fair value of the investment portfolio caused by the increase in the interest rates.

                                    CAPITAL
                                    -------

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of June 30, 1999 was 7.47%, an increase from 6.31% at December 31, 1998. The ratio exceeds the regulatory well capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's June 30, 1999 total risk weighted capital ratio also increased to 11.65% from 11.08% at December 31, 1998. The Tier 1 capital ratio at June 30, 1999 increased to 10.40% from 9.83% at December 31, 1998. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well capitalized levels.

                                  LIQUIDITY
                                  ---------

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first six months of 1999 as compared to the same period in 1998. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.

                          INTEREST  RATE  SENSITIVITY
                          ---------------------------

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


                                    YEAR 2000
                                    ---------

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

     The Company is also assessing liquidity risk in connection with the Year 2000 readiness of its major loan and deposit customers. Year 2000 problems of the Company's major loan customers could affect their ability to make loan payments when due to the Company and therefore negatively impact the Company's short term liquidity. Similarly, Year 2000 problems could affect the cash flows of some of the Company's major business depositors resulting in their inability to maintain historical deposit balance levels in their accounts, also creating a negative impact on short term liquidity. In addition, the Company may experience other unusual deposit outflow before December 31, 1999 as a result of increased currency demands of its customers. These potential negative effects on short term liquidity have been considered by the Company in analyzing and planning for its future liquidity needs.

     The Company estimates the cost of the Year 2000 project to be $411,000. This estimate does not include the cost of internal staff time; $305,000 of costs have been incurred to date, $226,000 of which will be capitalized as a few new systems were purchased to replace non-compliant mission critical systems. It is expected that the remaining $106,000 will be incurred by September 30, 1999. It is anticipated that there may be various miscellaneous contingency plan expenditures made in the fourth quarter of 1999 which cannot be estimated at this time.

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

                              ACCOUNTING STANDARDS
                              --------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of Statement No. 133." This statement defers the adoption of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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


ITEM  2--CHANGES  IN  SECURITIES
Not  applicable.


ITEM  3--DEFAULTS  UPON  SENIOR  SECURITIES
Not  applicable.


ITEM  4--  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
The annual meeting of the Company was held on April 28, 1999 at which two proposals were submitted to a vote of security holders:

Proposal  1:   Election  of  two  members  to  the  board  of directors of the
               Company.

                                            Votes  For          Votes  Withheld
                                            ----------          ---------------
               Robert  T.  Boey              1,332,740                  13,415
               Donald  E. Kieso              1,341,940                   4,215

Proposal  2:   Amendment to the Certificate of Incorporation of the Company to
               increase  the  number of  authorized  shares of common stock.

               Votes             Votes
               For               Against              Abstain
               ---               -------              -------
               1,290,595         50,360               5,200


ITEM  5--  OTHER  INFORMATION
Not  applicable.

ITEM  6--EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (a)     Exhibits
             --------
             11     Computation  of  Per  Share  Earnings
             27     Financial  Data  Schedule

     (b)     Reports  on  Form  8-K
             ----------------------
             The Company filed a report on Form 8-K on April 29, 1999 with Respect to the approval of a two-for-one stock split of its outstanding common stock in the form of a 100% stock dividend.

             The Company filed a report on Form 8-K on May 28, 1999 with respect to the increase in the number of shares registered under certain of the Company's '33 Act registration statements as a result of the two-for-one stock split.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   /s/  John  W.  Castle
------------------------
By:     John  W.  Castle,  Chairman of the Board
        Chief  Executive  Officer  and  Director
        Castle  BancGroup,  Inc.

Date:   August  6,  1999



  /s/  Micah  R.  Bartlett
--------------------------
By:    Micah  R.  Bartlett, Chief Accounting Officer
       and  Controller
       Castle  BancGroup,  Inc.

Date:  August  6,  1999

                                  EXHIBIT INDEX

Exhibit  11     Computation  of  Per  Share  Earnings

Exhibit  27     Financial  Data  Schedule