Form 10-Q
period 1999-09-30
CASTLE BANCGROUP INC
filed 1999-11-15
CIK 723043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

               ---------------------------------------------------

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 1999

               ---------------------------------------------------
                           Commission File No. 0-25914
               ---------------------------------------------------

                             CASTLE BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                36-3238190
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)             Identification Number)

     121 West Lincoln Highway
         DeKalb, Illinois                            60115-3609
 (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:   (815) 758-7007

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

The registrant had 4,367,873 shares of Common Stock outstanding as of October 31, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEETS  (DOLLARS  IN  THOUSANDS,  EXCEPT  SHARE  DATA)
(UNAUDITED)
============================================================================================================
                             ASSETS                                             September 30,   December 31,
                                                                                      1999         1998
------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                             $ 11,738          12,270
Investment securities (note 2)                                                       129,203         132,060

Mortgage loans held for sale, lower of cost or market                                 17,951          67,354

Loans (note 3)                                                                       345,380         329,197
  Less:
    Allowance for possible loan losses (note 3)                                        4,560           4,775
    Unearned income and deferred loan fees, net                                          419           2,388
------------------------------------------------------------------------------------------------------------
Net loans                                                                            340,401         322,034

Premises and equipment                                                                12,434          11,554
Goodwill, net of amortization                                                          3,640           3,967
Other assets                                                                           6,752           6,216
------------------------------------------------------------------------------------------------------------
                                                                                    $522,119         555,455
============================================================================================================
               LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits:
    Non-interest-bearing                                                            $ 44,787          50,371
    Interest-bearing                                                                 404,882         401,794
------------------------------------------------------------------------------------------------------------
Total deposits                                                                       449,669         452,165

  Short-term borrowings                                                               20,330          44,197
  Long-term debt                                                                       9,050          10,300
  Other liabilities                                                                    2,381           7,248
------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    481,430         513,910
------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Common stock, $.33 1/3 par value; 25,000,000 shares authorized, 4,366,422 and
    4,343,710 shares issued and outstanding in 1999 and 1998, respectively             1,455           1,448
  Additional paid-in capital                                                           6,794           6,439
  Accumulated other comprehensive (loss) earnings                                     (2,342)            935
  Retained earnings                                                                   34,782          32,723
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            40,689          41,545
Commitments and contingent liabilities
------------------------------------------------------------------------------------------------------------
                                                                                    $522,119         555,455
============================================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENT  OF  EARNINGS  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
==============================================================================================
                                                                    3 Months Ended
                                                              Sept. 30, 1999   Sept. 30, 1998
----------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                  $         7,063           7,729
  Interest and dividends on investment securities:
    Taxable                                                             1,721           1,989
    Nontaxable                                                            263             165
  Interest on excess funds sold                                             3              55
       Interest on mortgage loans held for sale                           407             379
----------------------------------------------------------------------------------------------
Total interest income                                                   9,457          10,317
----------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                  4,144           4,465
  Interest on short-term borrowings                                       399             207
  Interest on long-term debt                                               78             164
----------------------------------------------------------------------------------------------
Total interest expense                                                  4,621           4,836
----------------------------------------------------------------------------------------------
Net interest income before provision
  for possible loan losses                                              4,836           5,481
Provision for possible loan losses                                         76             147
----------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses            4,760           5,334
----------------------------------------------------------------------------------------------
Other operating income
  Trust fees                                                              205             208
  Deposit service charges                                                 100              85
  Other service charges                                                   483             304
  Investment securities gains, net                                          1              (1)
  Mortgage loan origination income, net                                 2,660           2,698
  Other income                                                            240             299
----------------------------------------------------------------------------------------------
Total other operating income                                            3,689           3,593
----------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                        5,063           4,678
  Net occupancy expense of premises                                       431             450
  Furniture and fixtures                                                  411             403
  Office supplies                                                         142             134
  Outside services                                                        356             358
  Advertising expense                                                     114             153
  FDIC insurance assessment                                                13              12
  Postage and courier                                                     137             164
  Telephone expense                                                       146             105
  Amortization expense - goodwill                                         109             172
  Other expenses                                                          504             393
----------------------------------------------------------------------------------------------
Total other operating expenses                                          7,426           7,022
----------------------------------------------------------------------------------------------
Earnings before income taxes                                            1,023           1,905
Income tax expense                                                        243             645
----------------------------------------------------------------------------------------------
Net earnings                                                  $           780           1,260
==============================================================================================
Net earnings applicable to common stock                       $           780           1,254
==============================================================================================
Basic earnings per common share                               $           .18             .29
==============================================================================================
Diluted earnings per common share                             $           .18             .28
==============================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENT  OF  EARNINGS  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
==============================================================================================
                                                                      9  Months  Ended
                                                               Sept. 30, 1999   Sept. 30, 1998
----------------------------------------------------------------------------------------------
Interest income:
  Interest and dividends on investment securities:
  Interest and fees on loans                                   $        21,099          22,010
    Taxable                                                              5,069           6,161
    Nontaxable                                                             781             470
  Interest on excess funds sold                                             14              71
       Interest on mortgage loans held for sale                          1,567           1,453
----------------------------------------------------------------------------------------------
Total interest income                                                   28,530          30,165
----------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                  12,391          13,195
  Interest on short-term borrowings                                        989           1,023
  Interest on long-term debt                                               472             516
----------------------------------------------------------------------------------------------
Total interest expense                                                  13,852          14,734
----------------------------------------------------------------------------------------------
Net interest income before provision
  for possible loan losses                                              14,678          15,431
Provision for possible loan losses                                         594             421
----------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses            14,084          15,010
----------------------------------------------------------------------------------------------
Other operating income
  Trust fees                                                               616             582
  Deposit service charges                                                  276             261
  Other service charges                                                  1,148             901
  Investment securities gains, net (note 2)                                250              71
  Mortgage loan origination income, net                                  8,862           8,139
  Other income                                                             901             875
----------------------------------------------------------------------------------------------
Total other operating income                                            12,053          10,829
----------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                        15,133          13,198
  Net occupancy expense of premises                                      1,439           1,309
  Furniture and fixtures                                                 1,215           1,117
  Office supplies                                                          454             401
  Outside services                                                         944             832
  Advertising expense                                                      453             467
  FDIC insurance assessment                                                 39              41
  Postage and courier                                                      429             443
  Telephone expense                                                        427             316
  Amortization expense - goodwill                                          327             390
  Loss on sale of loans                                                    513               0
  Other expenses                                                         1,640           1,437
----------------------------------------------------------------------------------------------
Total other operating expenses                                          23,013          19,951
----------------------------------------------------------------------------------------------
Earnings before income taxes                                             3,124           5,888
Income tax expense                                                         760           2,013
----------------------------------------------------------------------------------------------
Net earnings                                                   $         2,364           3,875
==============================================================================================
Net earnings applicable to common stock                        $         2,364           3,857
==============================================================================================
Basic earnings per common share                                $           .54             .89
==============================================================================================
Diluted earnings per common share                              $           .54             .88
==============================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.
-----------------------------------------------------------------------------

CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DOLLARS  IN
THOUSANDS,  EXCEPT  SHARE  DATA)
(UNAUDITED)
================================================================================================
                                                                          ACCUMULATED
                                                                             OTHER
                                           COMMON            RETAINED    COMPREHENSIVE
                                            STOCK   SURPLUS  EARNINGS      EARNINGS      TOTAL
                                                                            (LOSS)
------------------------------------------------------------------------------------------------

Balance as of January 1, 1999              $ 1,448    6,439    32,723              935   41,545

Comprehensive Earnings
 Net Earnings                                    -        -     2,364                -    2,364
 Unrealized loss on investment
   securities                                    -        -         -           (5,089)  (5,089)
 Reclassification adjustments for
   gains included in net earnings                -        -         -             (250)    (250)
 Income tax effect                               -        -         -            2,062    2,062
                                                                                         -------
 Total comprehensive earnings                    -        -         -                -     (913)

Issuance of 22,712 shares of common stock        7      355         -                -      362
Cash dividends on common stock                   -        -      (305)               -     (305)
                                           -----------------------------------------------------
Balance as of Sept.  30, 1999              $ 1,455    6,794    34,782           (2,342)  40,689
                                           =====================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  (DOLLARS  IN  THOUSANDS)
(UNAUDITED)


                                                                9  Months  Ended
                                                         Sept. 30, 1999   Sept. 30, 1998
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Interest received                                     $        26,547           28,564
  Fees received                                                  12,527           11,337
  Net decrease in mortgage loans held for sale                   49,403           20,098
  Interest paid                                                 (14,201)         (14,709)
  Cash paid to suppliers and employees                          (25,034)         (18,874)
  Income taxes paid                                                (792)          (1,871)
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                        48,450           24,545
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from:
    Maturities and calls of investment securities                15,053           42,315
    Sales of investment securities                               26,828           22,050
  Purchases of investment securities                            (44,294)         (71,561)
  Net (increase) / decrease in loans                            (17,040)          (4,881)
  Premises and equipment expenditures                            (1,972)          (1,448)
  Other real estate owned                                             0                0
-----------------------------------------------------------------------------------------
Net cash used in investing activities                           (21,425)         (13,525)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand deposits,
    NOW accounts, and savings accounts                            1,032           22,846
  Net (decrease) in certificates of deposit                      (3,528)          (6,448)
  Dividends paid on preferred stock                                   0              (18)
  Dividends paid on common stock                                   (305)            (510)
  Net change in short-term debt                                 (23,868)         (27,773)
  Proceeds from issuance of common stock                            362              412
  Issuance of long-term debt                                          0            1,000
  Repayment of long-term debt                                    (1,250)            (475)
-----------------------------------------------------------------------------------------
Net cash (used in) financing activities                         (27,557)         (10,966)
-----------------------------------------------------------------------------------------
Net change in cash and cash equivalents                            (532)              54
Cash and cash equivalents at beginning of year                   12,270           11,377
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period          $        11,738           11,431
=========================================================================================
Reconciliation of net earnings to net cash provided by
  operating activities:
    Net earnings                                        $         2,364            3,875
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                             1,505            1,239
        Provision for possible loan losses                          594              421
        Gains on sale of investment securities                     (250)             (71)
    (Decrease) increase in:
        Income taxes payable                                        (32)             145
        Interest payable                                           (350)              25
        Unearned income                                          (1,969)             132
        Other liabilities                                        (2,219)            (532)
    Decrease (increase) in:
        Interest receivable                                          10             (958)
        Other assets                                               (581)             367
    Decrease in mortgage loans held for sale                     49,403           20,098
    Discount accretion recorded as income                          (274)            (425)
    Premium amortization charged against income                     249              229
-----------------------------------------------------------------------------------------
                                                        $        48,450           24,545
=========================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

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

     A comparison of amortized cost and fair value of investment securities available-for-sale at September 30, 1999 and December 31, 1998 follows (dollars in thousands):

=================================================================================
                                                  September  30,  1999
                                      -------------------------------------------
                                                   Gross       Gross
                                      Amortized  unrealized  unrealized    Fair
                                         cost      gains       losses      value
---------------------------------------------------------------------------------
  U.S. Treasury and agency
    obligations                       $  66,553          35      (1,567)   65,021
  Obligations of state and political
    subdivisions                         21,117          16        (737)   20,396
  Mortgage-backed securities             42,762          23      (1,626)   41,159
---------------------------------------------------------------------------------
  Total debt securities                 130,432          74      (3,930)  126,576
---------------------------------------------------------------------------------
  Federal Home Loan Bank stock            2,052           0           0     2,052
  Other Equity securities                   575           0           0       575
---------------------------------------------------------------------------------
  Total securities                    $ 133,059          74      (3,930)  129,203
=================================================================================

=================================================================================
                                                       December  31,  1998
                                      -------------------------------------------
                                                   Gross       Gross
                                      Amortized  unrealized  unrealized    Fair
                                         cost      gains       losses      value
---------------------------------------------------------------------------------
  U.S. Treasury and agency
    obligations                       $  66,082       1,008         (17)   67,073
  Obligations of state and political
    subdivisions                         15,329         277         (36)   15,570
  Mortgage-backed securities             47,050         381        (130)   47,301
---------------------------------------------------------------------------------
  Total debt securities                 128,461       1,666        (183)  129,944
---------------------------------------------------------------------------------
  Federal Home Loan Bank stock            1,673           0           0     1,673
  Other Equity securities                   443           0           0       443
---------------------------------------------------------------------------------
  Total securities                    $ 130,577       1,666        (183)  132,060
=================================================================================



     The amortized cost and fair value of securities available for sale at September 30, 1999 by contractual maturity, are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             September 30, 1999
                                          ------------------------
                                          Amortized         Fair
                                             cost           value
------------------------------------------------------------------
  Due in one year or less                 $    5,553         5,552
  Due after one year through five years       36,699        36,053
  Due after five years through ten years      32,020        31,203
  Due after ten years                         13,398        12,609
------------------------------------------------------------------
                                              87,670        85,417
  Mortgage-backed securities                  42,762        41,159
------------------------------------------------------------------
  Total debt securities                      130,432       126,576
------------------------------------------------------------------
  Federal Home Loan Bank stock                 2,052         2,052
  Other Equity securities                        575           575
------------------------------------------------------------------
  Total securities                        $  133,059       129,203
==================================================================


     Gross losses of approximately $61,648 and $5,477 occurred from security activity during the nine months ended September 30, 1999 and 1998, respectively. Gross gains of $311,695 and $76,551 occurred from security activity during the nine-month period ended September 30, 1999 and 1998, respectively. All security gains and losses that occurred during 1999 and 1998 were as a result of transactions involving available for sale securities.

     Investment securities carried at approximately $78,232,000 and $83,062,000 at September 30, 1999 and December 31, 1998, respectively, were pledged to secure deposits and for other purposes as permitted or required by law.

(3)     LOANS

     The composition of the loan portfolio at the dates shown is as follows (dollars in thousands):

================================================================================
                                           Sept. 30, 1999   Dec. 31, 1998
--------------------------------------------------------------------------------
  Commercial, financial, and agricultural  $       100,131         85,790
  Real estate mortgage                             226,418        213,761
  Consumer                                          18,549         29,168
  Lease financing receivables                          282            478
--------------------------------------------------------------------------------

  Total loans, gross                       $       345,380        329,197
================================================================================

     At September 30, 1999 and December 31, 1998, the following items existed (dollars in thousands):


==================================================================================================
                                                                    Sept. 30, 1999   Dec. 31, 1998
--------------------------------------------------------------------------------------------------
  Non-accrual loans and leases                                      $         2,939          2,262
  Loans past due 90 days or more and still accruing                             308            544
  Restructured loans still accruing and less than 90 days past due              123            208
--------------------------------------------------------------------------------------------------

  Total non-performing loans and leases                             $         3,370          3,014
==================================================================================================

     The following is a summary of activity in the allowance for possible loan losses (dollars in thousands):

================================================================================
                                              9 months ended    9 months ended
                                              Sept. 30, 1999    Sept. 30, 1998
--------------------------------------------------------------------------------
  Balance, beginning of period                $         4,775              4,646
  Provision charged to expense                            594                421
  Recoveries on loans previously charged off              162                356
--------------------------------------------------------------------------------
                                                        5,531              5,423
  Less loans charged off                                  526                758
  Less allowance on loans sold                            445                  0
--------------------------------------------------------------------------------

  Balance, end of period                      $         4,560              4,665
================================================================================

     The following is a summary of loan loss experience for the nine months ended September 30, 1999, including an allocation of the allowance, by loan category, at period end: (dollars in thousands)

====================================================================================================
                                      Commercial       Real
                                   and Agricultural   Estate   Consumer   Leases   Unalloc.   Total
----------------------------------------------------------------------------------------------------
Balance, December 31, 1998        $           1,811    1,173      1,586        5        200   4,775
Provision charged to expense                      0      187        407        0          0     594
Recoveries on loans previously
   charged off                                   99        3         60        0          0     162
----------------------------------------------------------------------------------------------------
                                              1,910    1,363      2,053        5        200   5,531
Less loans charged off                           17      184        325        0          0     526
Less allowance on loans sold                      0        0        445        0          0     445
----------------------------------------------------------------------------------------------------

Balance, September 30, 1999       $           1,893    1,179      1,283        5        200   4,560
====================================================================================================

Ratios:
Loans in category to total loans              28.99%   65.56%      5.37%     .08%  N/A       100.00%
====================================================================================================

The allocation of the allowance for loan losses is based on historical trends in charge-offs, general economic conditions, peer comparisons and management experience.

(4)     OPERATING  SEGMENTS
     The Company's operations include two primary segments: banking and mortgage banking. Through its banking subsidiaries' network of 10 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. The Mortgage Banking segment is entirely related to the activities conducted through the Company's subsidiary, CasBanc Mortgage, Inc. (CMI), including the origination and brokerage of primarily residential mortgage loans for sale to various investors. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consist of consumer finance and holding company operations. The Company's consumer finance subsidiary, Castle Finance Company (CFC), ceased all new lending activities effective with the sale of a substantial portion of the loan portfolio in the first quarter of 1999.

Operating  segment  information  is  as  follows:
(Dollars  in  thousands)
==========================================================================================================
                                                                              Mortgage           Consolidated
                                                                 Banking      Banking      Other    Total
----------------------------------------------------------------------------------------------------------
Three months ended September 30, 1999
-------------------------------------
Interest income                                                 $   9,521            39     (103)    9,457
Interest expense                                                    4,611             0       10     4,621
----------------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses       4,910            39     (113)    4,836
Provision for possible loan losses                                     64            12        0        76
----------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses        4,846            27     (113)    4,760
Other operating income                                              1,267         2,383       39     3,689
Other operating expenses                                            3,660         3,006      760     7,426
----------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                 2,453          (596)    (834)    1,023
Income tax expense (benefit)                                          813          (231)    (339)      243
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $   1,640          (365)    (495)      780
----------------------------------------------------------------------------------------------------------

September 30, 1999
------------------
Assets                                                          $ 525,518         3,854   (7,253)  522,119
==========================================================================================================

Three months ended September 30, 1998
-------------------------------------
Interest income                                                 $   9,954            74      289    10,317
Interest expense                                                    4,753             1       82     4,836
----------------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses       5,201            73      207     5,481
Provision for possible loan losses                                     72             0       75       147
----------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses        5,129            73      132     5,334
Other operating income                                              1,277         2,315        1     3,593
Other operating expenses                                            3,931         2,107      984     7,022
----------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                 2,475           281     (851)    1,905
Income tax expense (benefit)                                          859           109     (323)      645
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $   1,616           172     (528)    1,260
----------------------------------------------------------------------------------------------------------

September 30, 1998
------------------
Assets                                                          $ 510,070         4,589   (5,014)  509,645
==========================================================================================================

Operating  segment  information  is  as  follows:
(Dollars  in  thousands)

                                                                             Mortgage            Consolidated
                                                                 Banking      Banking      Other    Total
----------------------------------------------------------------------------------------------------------
Nine months ended September 30,1999
-----------------------------------
Interest income                                                 $  28,424           166      (60)   28,530
Interest expense                                                   13,889            46      (83)   13,852
----------------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses      14,535           120       23    14,678
Provision for possible loan losses                                    248            34      312       594
----------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       14,287            86     (289)   14,084
Other operating income                                              4,250         7,784       19    12,053
Other operating expenses                                           11,030         8,823    3,160    23,013
----------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                 7,507          (953)  (3,430)    3,124
Income tax expense (benefit)                                        2,525          (370)  (1,395)      760
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $   4,982          (583)  (2,035)    2,364
----------------------------------------------------------------------------------------------------------

September 30, 1999
------------------
Assets                                                          $ 525,518         3,854   (7,253)  522,119
==========================================================================================================

Nine months ended September 30, 1998
------------------------------------
Interest income                                                 $  28,977           183    1,005    30,165
Interest expense                                                   14,323             1      410    14,734
----------------------------------------------------------------------------------------------------------
Net interest income before provision for possible loan losses      14,654           182      595    15,431
Provision for possible loan losses                                    196             0      225       421
----------------------------------------------------------------------------------------------------------
Net interest income after provision for possible loan losses       14,458           182      370    15,010
Other operating income                                              3,922         6,821       86    10,829
Other operating expenses                                           11,191         6,192    2,568    19,951
----------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                 7,189           811   (2,112)    5,888
Income tax expense (benefit)                                        2,497           314     (798)    2,013
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             $   4,692           497   (1,314)    3,875
----------------------------------------------------------------------------------------------------------

September 30, 1998
------------------
Assets                                                          $ 510,070         4,589   (5,014)  509,645
==========================================================================================================

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

     The Company's comprehensive income for the nine month periods ended September 30, 1999 and 1998, is as follows (dollars in thousands):

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER  30,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
Net earnings                                                 $ 2,364   $3,875
Other comprehensive earnings
  Unrealized (loss)/gain on investment securities             (5,089)   1,628
  Reclass adjustment for net gains included in net earnings     (250)     (71)
  Income tax effect                                            2,062     (593)
                                                             --------  -------
Total comprehensive (loss)/earnings                          $  (913)  $4,839
                                                             --------  -------

(6)     COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has originated for sale to the secondary mortgage market, through CMI, a substantial amount of one- to four-family mortgage loans. These mortgage loans are sold to investors in the secondary mortgage market with recourse back to CMI, meaning that CMI may be obligated to repurchase these loans from investors under certain circumstances. A number of circumstances may give rise to this repurchase obligation, such as deficiency in the documentation of a loan or early default by a borrower. The company has recently uncovered irregularities in CMI's underwriting and documentation of certain mortgage loans originated for sale by CMI, which may ultimately result in the inability to sell loans currently held for sale, or the purchasers of sold loans putting them back to CMI under the recourse provisions of the loan sale agreements. The Company's investigation into these irregularities is in its initial phase, and it is not possible at this time to determine the extent of the irregularities (including the total amount of loans that may be affected by such irregularities), the likelihood that CMI would be required to purchase the loans from the investors or the diminution in the value of such loans after such loans are repurchased by CMI. Accordingly, it is not possible at this time to determine the amount of any additional provision to the Company's allowance for loan loss or other write-offs that may be required in future periods as a result of these irregularities or the extent of any charge-offs that may be incurred.

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

                              RESULTS OF OPERATIONS
                              ---------------------

The Company posted year-to-date net earnings of $2,364,000 at September 30, 1999, a decrease of $1,511,000, or 39% from year-to-date earnings of $3,875,000 at September 30, 1998. This decrease in earnings is primarily due to losses recognized at CasBanc Mortgage, Inc. (CMI) due to expenses associated with the expansion of retail mortgage origination and lower than expected origination volume due to higher interest rates. In addition, the company experienced losses related to the sale of a substantial portion of the Castle Finance Company (CFC) loan portfolio and related charges. CFC is a wholly-owned subsidiary of the Company. The Company posted quarter-to-date net earnings of $780,000 at September 30, 1999, a decrease of $480,000, or 38% from quarter-to-date earnings of $1,260,000 at September 30, 1998.

Year-to-date basic earnings per common share was $.54 at September 30, 1999, down $.35 per share from September 30, 1998 basic earnings per common share of $.89. The decrease in basic earnings per share is due primarily to the losses at CFC and CMI as described above. Diluted earnings per share was also $.54. Quarter-to-date basic earnings per common share was $.18 at September 30, 1999, down $.11 per share from September 30, 1998 basic earnings per common share of $.29. Diluted earnings per share was $.18.

Year-to-date net earnings in the Banking segment of $4,982,000 for the nine months ending September 30, 1999, compare favorably to $4,692,000 for the same period in 1998. Net earnings for the third quarter in this segment was $1,640,000 versus $1,616,000 for the third quarter of 1998.

The Mortgage Banking segment experienced a net loss of $583,000 for the nine months ending September 30, 1999, compared to net earnings of $497,000 for the same period in 1998. While other operating income increased $963,000 due to increased income earned on the origination of mortgages sold in the secondary market, other operating expenses increased $2,631,000 primarily related to increased commissions paid to mortgage loan originators and increased salaries and benefits, all associated with the expansion of this segment. The overall change from $497,000 of net earnings to $583,000 of net loss created a total decrease of $1,080,000 which represents a substantial portion of the $1,511,000 decrease in the total consolidated net earnings described above. The net loss for the third quarter of 1999 for the Mortgage Banking segment was $365,000 versus earnings of $172,000 for the third quarter of 1998, creating a total decrease of $537,000 which explains the $480,000 decrease in total consolidated net earnings described above. The slowdown in real estate financing will likely continue to hinder this segment.

Segment information presented under "Other" includes primarily the holding company and consumer finance business. A net loss of $2,035,000 for the nine months ending September 30, 1999, compares unfavorably to a net loss of $1,314,000 for the same period in 1998, primarily due to net losses associated with CFC. The third quarter 1999 net loss of $495,000 compares to $528,000 for the third quarter 1998.

The following discussion of performance for the three and nine month periods ending September 30, 1999 as compared to the corresponding periods in 1998 highlights significant points of interest, trends in operations, and management's operating philosophies. (Unless otherwise stated, all averages are simple daily averages.)

                                 INTEREST INCOME
                                 ---------------

Net interest income before provision for possible loan losses for the third quarter of 1999 was $4,836,000 versus $5,481,000 for the third quarter of 1998 for a decrease of 12% or $645,000. Net interest income before provision for possible loan losses for the first nine months of 1999 decreased 4.9% to $14,678,000 as compared to $15,431,000 for the first nine months of 1998. This decrease can be attributed to a $781,000 decrease in interest on investment securities, a decrease of $911,000 in interest and fees on loans, offset by a decrease of $804,000 in interest on deposits. The decrease in interest on investments is partially due to lower volume and portfolio management strategies to maximize long-term total return that resulted in first quarter security gains offset by reduced interest income. The decrease in interest and fees on loans is due to the sale of higher yielding loans associated with the CFC portfolio that was sold in the first quarter.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), decreased for the first nine months of 1999 to 4.12% as compared to 4.51% in 1998. This decrease can primarily be attributed to the decrease in net interest income as note above. The ratio of average earning assets to average total assets was 94.3% for the first nine months of 1999 as compared to 93.5% for the first nine months of 1998.

Competition both from financial institutions and non-traditional competitors, as well as general economic trends, will continue to impact future earnings. The earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

                   PROVISION  FOR  POSSIBLE  LOAN  LOSSES
                   --------------------------------------

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration, and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total outstanding loans decreased to 1.32% at September 30, 1999 as compared to 1.46% at December 31, 1998. This decrease is primarily attributed to the sale of a substantial portion of the CFC loan portfolio, as well as, an increase in loans outstanding. The allowance level was at 1.48% of net loans at December 31, 1997.

The provision for loan losses recorded during the first nine months of 1999 was $594,000 as compared to $421,000 during the same period in 1998. The provision for loan losses recorded during the three months ended September 30, 1999 was $76,000 as compared to $147,000 at September 30, 1998. The increase for the nine month period ending September 30, 1999, is due to an increased provision for the remaining CFC loans not sold, overall growth in the banks' loan portfolio, and to provide for possible losses for certain loans at CMI. The balance in the allowance for loan loss account is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. The allowance for loan loss balance reflects the underlying credit risk in the loan and lease portfolio. As such, fluctuations are expected in the allowance balance, however, as noted, the fluctuations have not been material.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing interest, loans in non-accrual status, restructured loans, and other real estate owned, represented .65% of total assets as of September 30, 1999, which has increased from .54% at December 31, 1998. The following table summarizes the components of non-performing assets at September 30, 1999 and at December 31, 1998.

                                                   SEPTEMBER 30,1999     DECEMBER 31, 1998
                                                -----------------------  ------------------
                                                            (dollars in thousands)
  Non-accrual loans                             $                 2,939  $            2,262
  Loans past due 90+ days & still accruing                          308                 544
  Restructured loans, performing in accordance
     with terms of a restructure agreement                          123                 208
  Other real estate owned                                             0                   0
                                                -----------------------  ------------------
  Total non-performing assets                   $                 3,370  $            3,014
                                                =======================  ==================

The increase in non-accrual loans is due to one commercial loan for $700,000, offset by payoffs of other loans previously in non-accrual. In addition, three CMI loans previously included in loans 90+ days past due and still accruing have been transferred to non-accrual.

Year-to-date net charge-offs at September 30, 1999 totaled $364,000 as compared to $402,000 at September 30, 1998. The allowance for loan losses was reduced $445,000 as a result of the sale of a portion of the CFC loan portfolio. The $445,000 represented the allocation of the allowance that was attributable to the loans sold. Management continues to closely monitor all past dues and to improve collection efforts.

The Company has originated for sale to the secondary mortgage market, through CMI, a substantial amount of one- to four-family mortgage loans. These mortgage loans are sold to investors in the secondary mortgage market with recourse back to CMI, meaning that CMI may be obligated to repurchase these loans from investors under certain circumstances. A number of circumstances may give rise to this repurchase obligation, such as deficiency in the documentation of a loan or early default by a borrower. The company has recently uncovered irregularities in CMI's underwriting and documentation of certain mortgage loans originated for sale by CMI, which may ultimately result in the inability to sell loans currently held for sale, or the purchasers of sold loans putting them back to CMI under the recourse provisions of the loan sale agreements. The Company's investigation into these irregularities is in its initial phase, and it is not possible at this time to determine the extent of the irregularities (including the total amount of loans that may be affected by such irregularities), the likelihood that CMI would be required to purchase the loans from the investors or the diminution in the value of such loans after such loans are repurchased by CMI. Accordingly, it is not possible at this time to determine the amount of any additional provision to the Company's allowance for loan loss or other write-offs that may be required in future periods as a result of these irregularities or the extent of any charge-offs that may be incurred.


                             OTHER OPERATING INCOME
                             ----------------------

Other operating income, excluding security gains and losses, totaled $11,803,000 for the first nine months of 1999 as compared to $10,758,000 for the same period in 1998. The $1,045,000 increase over the prior year period primarily relates to increased fee income earned on the origination of mortgages sold in the secondary market as noted above in the discussion of the mortgage banking segment. The increased income resulted from an increase in the number of both retail offices and loan originators at CMI. Despite the increase, higher interest rates for fifteen and thirty-year mortgages have caused lower than expected mortgage origination volume. If interest rates for fifteen and thirty-year mortgages remain relatively high or increase further, mortgage origination activities and earnings may continue to be adversely impacted. Other service charges increased $247,000 as a result of better pricing strategies. For the three months ended September 30, 1999, other operating income, excluding security gains and losses, totaled $3,688,000 as compared to $3,594,000 for the same period in 1998.

Securities gains of $250,000 were recognized during the first nine months of 1999 as compared to $71,000 during the first nine months of 1998. For the three months ended September 30, 1999 security gains of $1,000 was recognized as compared to a loss of $1,000 during the same time period in 1998. All recognized gains and losses were related to the sale or call of securities classified as available for sale.

                            OTHER OPERATING EXPENSES
                            ------------------------

Other operating expenses increased approximately $3,062,000 year to date at September 30, 1999 over the same period in 1998. Increases in employee salaries and benefits expense accounted for $1,935,000 of the increase. The majority of the salary increase was due to additional staff and mortgage originators added to CMI as a result of opening new offices and expanding current business, as noted above. Increased expenses at CMI are both fixed and variable in nature. Efforts are being made to improve efficiency at CMI to reduce the costs associated with the origination and sale of mortgage loans. Salary and employee benefits expense also increased due to normal merit increases granted during the year. Also, a $513,000 loss was recognized due to the sale of a substantial portion of the CFC loan portfolio. For the quarter ended September 30, 1999, other operating expenses increased $404,000 over the corresponding three-month period in 1998. Increases in employee salaries and benefits accounted for $385,000 of the increase.

                              FINANCIAL  CONDITION
                              --------------------

Total assets at September 30,1999, decreased $33,336,000 as compared to December 31, 1998. This decrease is primarily due to a decrease in mortgage loans held for sale of $49,403,000. This decrease is offset by an increase in net loans of $18,367,000 and a decrease in short-term borrowings of $23,867,000. Average assets for the first nine months of 1999 increased by $26,588,000 or approximately 5.35% as compared to the corresponding period in 1998. This increase was primarily attributed to a $32,137,000 increase in the average net loan portfolio. This increase was funded primarily with an increase in average total deposits of $18,564,000 or approximately 4.36% over the corresponding period in 1998. Despite this growth in average deposits, the subsidiary banks continue to experience competition for deposits that continue to put pressure on the overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $693,000 of brokered deposits at September 30, 1999, with interest rates ranging from 6.20% to 6.75% and maturities ranging from August 2000 through October 2002. Brokered deposits at December 31, 1998, were also $693,000.

Accumulated other comprehensive earnings decreased $3,277,000 from $935,000 at December 31, 1998 to a loss of $2,342,000 at September 30, 1999. This decrease is primarily due to the change in the fair value of the investment portfolio caused by an increase in interest rates. Total stockholder' equity decreased $856,000 from December 31, 1998 to September 30, 1999 due to this decrease in accumulated other comprehensive earnings and cash dividends on common stock, offset by net earnings and issuance of shares of common stock.

                                   CAPITAL
                                   -------

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of September 30, 1999 was 7.62%, an increase from 6.31% at December 31, 1998. The ratio exceeds the regulatory well-capitalized levels, and management believes the Company is maintaining a strong capital position.
The Company's September 30, 1999 total risk weighted capital ratio also increased to 11.93% from 11.08% at December 31, 1998. The Tier 1 capital ratio at September 30, 1999 increased to 10.69% from 9.83% at December 31, 1998. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well-capitalized levels.

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first nine months of 1999 as compared to the same period in 1998. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.

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

     The Company began its Year 2000 efforts in May 1997. A dedicated Year 2000 Project Team was formed and the team meets on a monthly basis. Each major operational area of the Company is represented on the team, including internal audit. The status of the project is reported to the Board of Directors at each meeting. Results of all exams performed by all external agencies are reported to the Board at the next available meeting. Status reports are also presented to the Internal Audit Committee by the Internal Auditor. The Company partnered with a major consulting firm beginning in February 1998 to assist the Company in testing core mission critical systems (e.g., the loan and deposit systems). The Company performs no programming in house and controls no source codes. All software used by the Company is purchased from third parties including core applications. The core application software is provided by a highly recognized bank software provider with well over 1,000 banks using their software countrywide.

     The Company completed the assessment phase of the project by June 1997. The Company completed the inventory phases of the project by September 1997. Testing and remediation efforts have been completed for all mission critical applications. Some mission critical applications were discovered to be non-compliant. These systems were replaced with new compliant systems by December 31, 1998. The Company performed extensive core application testing in July 1998 that was overseen by a major consulting firm. The project team has had extensive contact with all mission critical vendors and continues to monitor their progress as diligently as possible. Although the Company is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. Contingency plans have been developed where practical to provide the Company with alternatives in situations where an entity furnishing a critical product or service experiences significant Year 2000 difficulties that will affect the Company. With respect to non-mission critical applications, the Company's target for completion of Year 2000 work is November 1999.

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

     The Company is also assessing liquidity risk in connection with the Year 2000 readiness of its major loan and deposit customers. Year 2000 problems of the Company's major loan customers could affect their ability to make loan payments when due to the Company and therefore negatively impact the Company's short-term liquidity. Similarly, Year 2000 problems could affect the cash flows of some of the Company's major business depositors resulting in their inability to maintain historical deposit balance levels in their accounts, also creating a negative impact on short term liquidity. In addition, the Company may experience other unusual deposit outflow before December 31, 1999 as a result of increased currency demands of its customers. These potential negative effects on short-term liquidity have been considered by the Company in analyzing and planning for its future liquidity needs.

     The Company estimates the cost of the Year 2000 project to be $411,000 which does not include the cost of internal staff time. Costs incurred to date total $333,000 of which $248,000 will be capitalized as a few new systems were purchased to replace non-compliant mission critical systems. It is not expected that the entire part will be incurred by December 31, 1999. It is anticipated that there may be various miscellaneous expenditures made in the first quarter of 2000 that cannot be estimated at this time.

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

                              ACCOUNTING STANDARDS
                              --------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of Statement No. 133." This statement defers the adoption of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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

     (b)     Reports  on  Form  8-K
             ----------------------
             None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/s/  John  W.  Castle
------------------------
By:  John  W.  Castle,  Chairman  of  the  Board
     Chief  Executive  Officer  and  Director
     Castle  BancGroup,  Inc.

Date:  November  12,  1999





/s/  Micah  R.  Bartlett
--------------------------
By:  Micah  R.  Bartlett,  Chief  Accounting  Officer
     and  Controller
     Castle  BancGroup,  Inc.

Date:  November  12,  1999

                                  EXHIBIT INDEX


Exhibit  11     Computation  of  Per  Share  Earnings

Exhibit  27     Financial  Data  Schedule