Form 10-K
period 1999-12-31
CASTLE BANCGROUP INC
filed 2000-04-14
CIK 723043

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

--------------------------------------------------------------------------------
                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

For the Fiscal Year
Ended December 31, 1999                              Commission File No. 0-25914

--------------------------------------------------------------------------------


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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates of the registrant as of April 10, 2000, based upon average market price at that date:
The registrant's Common Stock is infrequently traded. The most recent known trading price is $11.125 per share. Based on this price the aggregate market value of voting shares held by non-affiliates of the registrant is $41,678,000.

The registrant had 4,375,008 shares of Common Stock outstanding as of April 10, 2000.

The  following  documents  are  incorporated  by  reference  in  this  report:
1. Portions of the registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference to Part III hereof.

                                TABLE OF CONTENTS


Part  I.

     Item  1.    Business
     Item  2.    Properties
     Item  3.    Legal  Proceedings
     Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders

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
     Item  13.   Certain  Relationships  and  Related  Transactions

Part  IV.

     Item  14.   Exhibits,  Financial  Statement Schedules and Reports on Form
                 8-K

Signatures

                                     PART I

Item  1.   Business
-------------------

     Castle BancGroup, Inc. (Company) is a registered bank holding company organized in 1984 under Delaware law. The operations of the Company and its subsidiaries consist primarily of those financial activities common to the commercial financial services industry, including trust and data processing.
Unless the context otherwise requires, the term "Company" as used herein includes the Company and its subsidiaries on a consolidated basis. Substantially all of the operating income of the Company is attributable to its subsidiaries.

     The primary function of the Company is to coordinate the policies and operations of its subsidiaries in order to improve and expand their products and services and to effect operating economies of scale. The Company provides auditing, marketing, accounting, human resources, and data processing services to the subsidiaries. It also provides management services, training, and business development assistance.

     The Company is also responsible for the identification and evaluation of potential financial industry acquisition targets within the strategic market area, generally defined as the corridor bounded by Chicago's western suburbs on the east, Interstate 39 on the west, and southern Wisconsin on the north.

     Castle Bank N.A. (CB), First National Bank in DeKalb (FNB), and Castle Bank Harvard, N.A. (CBH) (collectively, Subsidiary Banks) are wholly owned banking subsidiaries of the Company. The Company previously operated a fourth banking charter, The Bank of Yorkville (BOY), but effective June 25, 1999 the Company merged BOY with and into CB. The banking business of BOY now continues under the CB charter. The Subsidiary Banks provide banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, cash management, electronic banking services, trust services, and credit and debit cards. The Subsidiary Banks serve a diverse customer base including individuals, businesses, governmental units, and institutional customers. The Subsidiary Banks have banking offices in DeKalb, Sycamore, Sandwich, Plano, Sugar Grove, Harvard, and Yorkville, Illinois.

     CasBanc Mortgage, Inc. (CMI) is an Illinois corporation and wholly owned subsidiary of the Company. CMI was closed in January 2000 and is currently winding down its remaining business. Before its closure, it was a residential mortgage originator and broker that engaged in the origination of residential mortgages, which were subsequently sold in the secondary market. CMI also provided processing services and delivery in the secondary market for residential mortgage loans originated by the Subsidiary Banks.

     Castle Finance Company (CFC) is an Illinois corporation and wholly owned subsidiary of the Company. CFC was closed in January 1999 and sold a substantial portion of its loan portfolio in March 1999. CFC continues to wind down its remaining business, which is primarily the collection of a small portfolio of loans that were not sold in March 1999. Before its closure, CFC was a consumer finance company that engaged in making small consumer loans, as well as acting as an agent to sell insurance relating to those loans.

Competition
-----------

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

     Deposits in the Subsidiary Banks are well balanced, with a large customer base and no dominant segment of accounts. Each Subsidiary Bank's loan portfolio is also characterized by a large customer base, including loans to commercial, agricultural and consumer customers, with no dominant relationships. There is no readily available source of information that delineates the market for financial services offered by non-bank competitors in the Company's market.

Regulation  and  Supervision
----------------------------

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

     The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the Bank Holding Company Act, the Company is required to file annual reports and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate virtually all aspects of the Company's business. See "The Company's Banking Subsidiaries" below for discussion of regulators of the banking subsidiaries.

     The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before merging with or consolidating into another bank holding company, acquiring substantially all the assets of any bank or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank.

     The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries. The Company, however, may engage in certain businesses determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. See "Financial Modernization Legislation" below for a discussion of expanded activities permissible to bank holding companies that become financial holding companies.

     Deposits of all the Subsidiary Banks are insured by the Federal Deposit Insurance Corporation (FDIC) and are subject to the provisions of the Federal Deposit Insurance Act. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2000 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of .27%. In addition to its insurance assessment, each insured bank is subject in 2000 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2000 debt service assessment was .0212%.

     National banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Generally, the regulations provide that dividends are limited to net earnings for the current and two preceding years, reduced by dividends paid and transfers to permanent capital. At December 31, 1999, subject to minimum regulatory capital guidelines, the Subsidiary Banks could, without prior approval of regulatory authorities, declare dividends of approximately $6,659,000.

The  Company's  Banking  Subsidiaries
-------------------------------------

     The Subsidiary Banks are nationally chartered banks and Federal Reserve members, and are therefore subject to regulation and examination by the Office of the Comptroller of the Currency, as well as the Federal Reserve Board. All of the Subsidiary Banks are subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. The examinations by the various regulatory authorities are designed for the protection of bank depositors.

     The federal laws and regulations generally applicable to the Subsidiary Banks regulate, among other things, the scope of their business, their investments, their reserve against deposits, the nature and amount of and collateral for loans, and the location of banking offices and types of activities which may be performed at such offices.

     Subsidiary banks of a bank holding company are subject to certain restrictions under the Federal Reserve Act and the Federal Deposit Insurance Act on loans and extensions of credit to the bank holding company or to its other subsidiaries, investments in the stock or other securities of the bank holding company or its other subsidiaries, or advances to any borrower collateralized by such stock or other securities.

Capital  Requirements
---------------------

     All federal bank regulatory agencies have adopted risk-based capital guidelines. These guidelines establish required levels of capital that are monitored by certain ratios. Capital is divided into two components; Tier 1 capital which includes common stock, additional paid-in capital, retained earnings and certain types of perpetual preferred stock less goodwill, and Tier 2 capital which includes, among other things, limited life preferred stock, subordinated debt, limited amounts of unrealized gains on equity securities, and the allowance for possible loan losses. These components of capital are compared to both total assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization. The guidelines require a tangible leverage capital ratio (defined as Tier 1 capital to average assets) of 3.00% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a leverage ratio of at least 4.00%. The Company had a tangible leverage capital ratio of 7.26% as of December 31, 1999. The guidelines require a total capital ratio (defined as the total of both Tier 1 and Tier 2 capital to risk weighted assets) of 8.00%. The Company had a total capital to risk weighted assets ratio of 11.11% as of December 31, 1999. The guidelines also require a Tier 1 ratio (defined as Tier 1 capital to risk weighted assets) of 4.00%. The Company had a Tier 1 ratio of 9.91% as of December 31, 1999. The regulatory requirements are considered minimums and actual ratios should be commensurate with the level and nature of all risks of a company (as determined by the regulatory agencies). Regulators generally expect organizations that are experiencing internal growth or are making acquisitions to maintain capital levels substantially above the minimum supervisory levels and comparable to peer groups, without significant reliance on intangible assets. Management intends to continue its emphasis on a strong capital position.

Monetary  Policy  and  Economic  Conditions
-------------------------------------------

     The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue in the future. The general effect, if any, of such policies on future business and earnings of the Company and its Subsidiary Banks cannot be predicted.

Financial  Modernization  Legislation
-------------------------------------

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (GLB Act). The GLB Act significantly changes financial services regulation by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities and affiliations can be structured through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity will generally reside with the federal or state regulator having the greatest expertise in the area. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy and adopts various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

     The GLB Act repeals the anti-affiliation provisions of the Glass-Steagall Act and revises the Bank Holding Company Act to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company. The Company, at present, has not elected status as a "financial holding company."

     A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight to bank securities activities previously subject to blanket exemptions. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Following effectiveness of these amendments, which are not effective until May 12, 2001, banks will no longer be able to rely solely on their status as banks to avoid registration as broker-dealers. Instead, banks will need to carefully consider their securities activities in light of a new set of limited exemptions designed to allow banks to continue, without broker-dealer registration, only those activities traditionally considered to be primarily banking or trust activities. The GLB Act also amends, effective May 12, 2001, the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

Employees
---------

     As of December 31, 1999, the Company and its subsidiaries had a total of 361 full-time equivalent employees. None of these employees are subject to a collective bargaining agreement.

Item  2.  Properties
--------------------

     The following table sets forth information related to the Company's properties utilized in the Company's business. These properties are suitable and adequate for the Company's business needs.

                                                                                                   Approximate   Owned/
Entity                        Description             Address                     City / State     Square Feet   Lease
----------------------------  ----------------------  --------------------------  ---------------  -----------  --------
FNB                           Main bank               141 West Lincoln Highway    DeKalb, IL            19,600  Owned
FNB                           Drive-in facility       141 West Lincoln Highway    DeKalb, IL             1,200  Owned
FNB                           Branch facility         1007 North First Street     DeKalb, IL             1,800  Owned
FNB                           Branch facility         511 West State Street       Sycamore, IL           9,400  Owned(1)
FNB                           Branch facility         1602 East Sycamore Road     DeKalb, IL             2,300  Owned
FNB                           Commercial building     121 West Lincoln Highway    DeKalb, IL            15,000  Owned(2)
CB                            Main bank               100 West Church Street      Sandwich, IL          13,000  Owned
CB                            Branch facility         606 Countryside Center      Yorkville, IL         21,100  Owned
CB                            Branch facility         91 Sugar Lane, Suite C      Sugar Grove, IL        1,000  Leased
CB                            Branch facility         505 West Route 34           Plano, IL              2,400  Leased
CBH                           Main bank               201 West Diggins Street     Harvard, IL           11,700  Owned
CBH                           Branch facility         1265 South Division Street  Harvard, IL            3,500  Owned
CMI                           Main / Mortgage office  1315 West 22nd Street       Oak Brook, IL         10,400  Leased
CMI                           Mortgage office         847 North Center Street     Naperville, IL         3,200  Owned(3)
----------------------------

(1)  FNB  owns  the building and approximately 60% of the underlying land and has a long-term lease with option to buy the remaining  land.
(2)  FNB  owns  the  building  and  leases  the  entire  space to the Company.  The facility houses all administrative and operational  functions  of  the  Company.
(3)  CMI  entered  into  a  sale  agreement as of March 24, 2000, to sell the property located at 847 North Center Street,
Naperville,  Illinois.

Item  3.  Legal  Proceedings
----------------------------

     Neither the Company nor any subsidiary is a party to, and none of their property is subject to, any material legal proceedings at this time. However, the Company and its subsidiaries are from time to time parties to routine litigation incidental to their businesses.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
---------------------------------------------------------------------

     No matters, through the solicitation of proxies or otherwise, were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

Item  5.  Market  for  the  Registrant's  Common  Equity and Related Stockholder
--------------------------------------------------------------------------------
Matters
-------

     Since June 29, 1998 the Company's stock has been traded over-the-counter and has been quoted on the OTC Bulletin Board, under the symbol "CTBG." Before June 29, 1998, there was no established market for the company's stock. The Company completed in May 1999 a 2-for-1 stock split in the form of a 100% stock dividend. All information presented herein reflects the stock split. The following table reflects the quarterly high and low bid quotations for the Company's stock since June 29, 1998:

1999                    High     Low
----------------------------------------
Fourth Quarter     $    16.25    12.25
Third Quarter           16.375   16.25
Second Quarter          16.125   15.00
First Quarter           15.00    14.50

1998                  High     Low
----------------------------------------
Fourth Quarter     $    14.50    13.50
Third Quarter           13.75    12.00
Second Quarter          12.00    12.00

     These quotations are based on information provided by the company's principal market maker, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The approximate number of record holders of Common Stock of the Company as of April 10, 2000 was 1,016.

     Cash dividends on the above referenced common stock are declared semi-annually. Dividends declared for the years ended December 31, 1999 and 1998 were as follows:

----------------------------------------

                              1999  1998
                             -----  ----
First semi-annual dividend   $0.07  0.06
Second semi-annual dividend   0.09  0.07
                             -----  ----
Total                        $0.16  0.13
                             =====  ====

     The amount of dividends payable by the Company on its common stock is limited by the provisions of its long-term debt agreement. Dividends are limited to 50% of the net earnings, less dividends paid, in the previous eight quarters. As of December 31, 1999, the Company was limited to $1,213,000 for dividend purposes, beyond dividends already paid in 1998 and 1999.

Item  6.  Selected  Financial  Data
-----------------------------------

     The following information relating to per common share data reflects the May 1999 2-for-1 stock split in the form of a 100% stock dividend.

     Five  Year  Summary  of  Selected  Consolidated  Financial  Data

For  years  ended December 31 (Dollars in thousands, except per share data)


                                                        1999      1998     1997     1996      1995
--------------------------------------------------  ---------  -------  -------  --------  --------
Interest income                                     $ 38,250    40,604   39,034   36,307    32,501
Interest expense                                      18,809    19,961   19,589   17,912    15,830
--------------------------------------------------  ---------  -------  -------  --------  --------
Net interest income before provision for possible
  loan losses                                         19,441    20,643   19,445   18,395    16,671
Provision for possible loan losses                       695       713    1,128    1,113       478
--------------------------------------------------  ---------  -------  -------  --------  --------
Net interest income after provision for possible
  loan losses                                         18,746    19,930   18,317   17,282    16,193
Other operating income                                 5,233     5,382    4,228    4,294     4,070
Investment securities gains (losses)                     250       154      210       41      (284)
Other operating expenses                              18,373    19,165   18,284   17,773    15,404
--------------------------------------------------  ---------  -------  -------  --------  --------
Earnings before income taxes                           5,856     6,301    4,471    3,844     4,575
Income tax expense                                     1,809     2,142    1,461    1,287     1,347
--------------------------------------------------  ---------  -------  -------  --------  --------
Net earnings from continuing operations             $  4,047     4,159    3,010    2,557     3,228
--------------------------------------------------  ---------  -------  -------  --------  --------
Discontinued operations                             $ (3,786)      576        3     (713)      136
--------------------------------------------------  ---------  -------  -------  --------  --------
Net earnings                                        $    261     4,735    3,013    1,844     3,364
--------------------------------------------------  ---------  -------  -------  --------  --------
Net earnings applicable to common stock             $    261     4,712    2,811    1,643     3,026

Per common share
  Basic
    Net earnings from continuing operations         $   0.93      0.96     0.68     0.57      0.71
    Discontinued operations                            (0.87)     0.13     0.00    (0.17)     0.03
    Net earnings                                        0.06      1.09     0.68     0.40      0.74
  Diluted
    Net earnings from continuing operations             0.92      0.95     0.67     0.56      0.70
    Discontinued operations                            (0.86)     0.13     0.00    (0.17)     0.03
    Net earnings                                        0.06      1.08     0.67     0.39      0.73
  Cash dividends                                        0.16      0.13     0.11     0.10      0.09
Financial position - year-end
  Investment securities available for sale          $126,159   132,060  129,479  133,072   135,566
  Mortgage loans held for sale                        14,892    66,755   44,286   19,959    12,519
  Net loans                                          359,451   322,058  308,540  285,380   251,274
  Allowance for possible loan losses                   4,636     4,750    4,646    3,774     3,298
  Non-interest bearing deposits                       52,274    50,371   42,589   43,233    41,467
  Interest bearing deposits                          408,143   404,621  382,728  361,695   345,646
  Other borrowings                                    39,486    54,497   49,307   29,738    17,591
  Preferred stock                                          0         0      300    2,600     2,600
  Total stockholders' equity                          37,408    41,545   36,862   34,962    34,347
  Total assets                                       540,850   558,282  517,183  474,243   444,580
==================================================  =========  =======  =======  ========  ========

Item  7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations
--------------

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

Forward-Looking  Statements
---------------------------

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For example, forward-looking statements may be made with respect to the Company's earnings prospects, pricing and fee trends, credit quality and outlook, new business results, expansion plans, and anticipated expenses. The Company intends these forward-looking statements to be subject to the safe harbor created by the Exchange Act and is including this statement to avail itself of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe," "plan," "expect," "estimate," "anticipate" and similar expressions. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment, which could change at any time and which could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

     There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect the Company's operations, performance, development and business results include the following:

- the risk of adverse changes in business conditions in the banking industry generally and in the specific Midwestern markets in which the Company's subsidiary banks operate;
- changes in the legislative and regulatory environment that result in increased competition or operating expenses;
- changes in the interest rates and changes in monetary and fiscal policies and the corresponding effect on the Company's interest rate spread and net interest margin;
- effects on the Company's liquidity if CMI is required to repurchase a significant amount of the fraudulent loans originated and sold by CMI as described below;
-     increased competition from other financial and non-financial institutions;
- the competitive impact of technological advances in the conduct of the banking business; and
- other risks set forth from time to time in the Company's filings with the Securities and Exchange Commission.

     These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. The Company does not assume any obligation to update or revise any forward-looking statements subsequent to the date on which they are made.

Results  of  Operations
-----------------------

     The Company's net earnings totaled $261,000 in 1999, down from $4,735,000 in 1998. This represents a decrease of $4,474,000, or 94.5%. Net earnings totaled $3,013,000 for 1997. The decrease in net earnings is primarily attributable to discontinued operations, which produced a loss of $3,786,000 in 1999, as compared to earnings of $576,000 in 1998 and $3,000 in 1997. The discontinued operations relate to the Company's mortgage banking segment.

     The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 disclosed certain irregularities in the origination and sale of mortgage loans by CMI. The Company has originated and sold in the secondary mortgage market, through CMI, a substantial amount of one- to four-family mortgage loans. These mortgage loans are sold to investors in the secondary mortgage market with recourse back to CMI, meaning that CMI may be obligated to repurchase these loans from investors under certain circumstances, which could include the fraud and other irregularities uncovered by the Company as discussed below.

     In the fourth quarter of 1999, the Company uncovered fraud and other irregularities in CMI's underwriting and documentation of certain mortgage loans originated and sold by CMI, which may ultimately result in the purchasers of these loans putting them back to CMI under the recourse provisions of the loan sale agreements and result in losses on such loans if and when they are put back to CMI. The Company has engaged in an extensive investigation of the irregularities at CMI, which investigation has been performed by both employees of the Company and its subsidiaries as well as outside consultants. This investigation revealed frauds committed by both CMI employees at several CMI branches and third parties doing business with CMI. For example, false asset, income and/or employment information was provided by CMI loan originators or loan processors to make it appear that an applicant would qualify for a loan. At times, an appraisal company working with employees of CMI provided false appraisals. These appraisals inflated the value of the property, and thus, made it appear that loans were secured fully when, in fact, they were not. In addition, on some loans originated by CMI, persons that appear to be unrelated to CMI committed a title fraud. This fraud resulted in mortgages being issued to persons who did not have good title to the properties being mortgaged. In each case, however, the seller had obtained a valid title insurance policy. Based on the results of the investigation to date, it appears that this fraud was limited to CMI employees, and third parties working with such employees, at three CMI offices. No fraud was uncovered at other CMI offices or at the Subsidiary Banks.

     During its ongoing investigation into the fraud and other irregularities at CMI, the Company decided to discontinue the mortgage banking segment. All offices of CMI, which had not been previously closed, were closed in January 2000. A discussion of the discontinuance and the creation of a reserve liability for possible losses on the loans affected by the fraud and the irregularities is included below.

     The Company's net earnings from continuing operations in 1999 totaled $4,047,000, a 2.7% decrease from 1998 net earnings from continuing operations of $4,159,000. Net earnings from continuing operations for 1997 was $3,010,000. Net earnings from continuing operations in 1999 was adversely impacted by $514,000 in losses related to the sale of a substantial portion of the CFC loan portfolio and other related charges involved in closing that business. In addition, an increase in interest rates in 1999 reduced the Company's net interest income as well as its mortgage loan origination income from the Subsidiary Banks. Those decreases were partially offset by decreases in other operating expenses.

     Net earnings applicable to common stock was $261,000 for 1999, $4,712,000 for 1998, and $2,811,000 for 1997. Net earnings applicable to common stock differs from net earnings due to dividends paid on preferred stock. There were no dividends paid on preferred stock in 1999 as compared to $23,000 in 1998 and $202,000 in 1997. The Company redeemed $2,300,000 of its preferred stock in 1997 and the remaining $300,000 in 1998.

     Basic earnings per share from continuing operations decreased to $.93 for 1999 as compared to $.96 for 1998 and $.68 for 1997. Basic earnings per share decreased to $.06 for 1999 as compared to $1.09 for 1998 and $.68 for 1997. Basic earnings (loss) per share from discontinued operations was ($.87) in 1999, $.13 in 1998, and $.00 in 1997. Per common share data reflects the May 1999 2-for-1 stock split in the form of a 100% stock dividend. The following table highlights significant factors that have contributed to the changes in basic net earnings per share:

                                                     Changes in Basic Net Earnings per Share
                                                                  1998 to 1999  1997 to 1998
----------------------------------------------------------------  ------------  ------------
Prior period basic earnings per share                             $       1.09   $      0.68
Changes due to
  Net interest income                                                    (0.31)         0.09
  Provision for possible loan losses                                      0.00          0.11
----------------------------------------------------------------  -------------  ------------
    Net interest income after provision for possible loan losses         (0.31)         0.20
----------------------------------------------------------------  -------------  ------------
  Other operating income
    Investment securities gains (losses), net                             0.02         (0.01)
    Mortgage loan origination income                                     (0.18)         0.15
    Other operating income items                                          0.14          0.07
----------------------------------------------------------------  -------------  ------------
  Total other operating income                                           (0.02)         0.21
----------------------------------------------------------------  -------------  ------------
  Other operating expenses
    Salaries and employee benefits                                        0.28          0.04
    Net occupancy and furniture expenses                                  0.02          0.00
    Outside services                                                     (0.01)        (0.06)
    Goodwill amortization                                                 0.02          0.00
    Other operating expense items                                        (0.06)        (0.01)
----------------------------------------------------------------  -------------  ------------
  Total other operating expenses                                          0.21         (0.03)
  Income tax expenses                                                     0.08         (0.14)
  Discontinued operations                                                (1.00)         0.13
  Preferred stock dividends                                               0.01          0.04
----------------------------------------------------------------  -------------  ------------
  Current period basic earnings per share                         $       0.06   $      1.09
================================================================  =============  ============

     The Company's banking segment posted net earnings of $6,752,000 for 1999, as compared to $6,214,000 for 1998 and $5,393,000 for 1997. Earnings for 1999
increased 8.6% from 1998. The increase is primarily attributable to lower other operating expenses of $828,000, partially offset by a $262,000 decrease in net interest income after provision for possible loan losses.

     The Company's mortgage banking segment, posted a net loss of $3,786,000 for 1999, as compared to earnings of $576,000 for 1998 and $3,000 for 1997. Following the discovery of the irregularities and fraud at CMI as discussed above, in January 2000, the Company formally adopted a plan to liquidate the mortgage banking segment, which is comprised entirely of the operations of CMI. The mortgage banking segment does not include the Subsidiary Banks' mortgage lending activities, which are a component of continuing operations. As a result of the decision to discontinue the mortgage banking segment, all related operating activity was reclassified and reported as discontinued operations for financial reporting purposes.

     The closure of CMI is accounted for as a discontinued operation, in accordance with APB 30, because, among other criteria, it represented both a separate major line of business and a class of customer. CMI represented a distinct segment and served a customer base from a market distinct from that of the Subsidiary Banks.

     The mortgage lending activities of the Subsidiary Banks represent an integral, inseparable component of the banking segment. CMI provided mortgage brokerage services to the Subsidiary Banks that will now be provided by independent third parties. The banking segment will continue to originate and sell mortgage loans into the secondary market and hold mortgage loans for sale on its balance sheet. The mortgage loan origination income presented on the Company's Consolidated Statements of Earnings represents the income derived from the mortgage lending activities of the banking segment. The mortgage loan origination income produced by CMI is presented as a component of discontinued operations in the Consolidated Statements of Earnings. The mortgage loans held for sale presented on the Company's Consolidated Balance Sheets represent mortgages currently held for sale by the Subsidiary Banks. These balances relate to both mortgages originated in the banking segment, as well as mortgages originated by CMI and subsequently sold to the Subsidiary Banks to hold for sale to third party investors. The Company expects the level of mortgage loans held for sale to decrease since CMI will no longer be originating loans to sell to the Subsidiary Banks to hold for sale. Mortgage loans held for sale by CMI (i.e., those not sold to the Subsidiary Banks) are presented in assets of discontinued operations on the Consolidated Balance Sheets.

     The loss from discontinued operations of $3,786,000 in 1999 represents a loss from operating activities, which includes a pre-tax charge of $2,300,000 to establish a reserve liability for possible losses on loans previously sold, and a pre-tax charge of $1,341,000 to write-off the remaining carrying value of intangible assets related to the mortgage banking segment. The reserve liability is included in other liabilities in the Consolidated Balance Sheet as of December 31, 1999 at Item 8. While the Company's management believes that the reserve should be adequate to cover such losses, the reserve is an estimate based on, among other things, information gathered during the Company's investigation of the fraud relating to amount of loans that may be affected by the fraud and assumptions relating to the likelihood that CMI would be required to repurchase loans from the investors and the diminution in the value of such loans if such loans are repurchased by CMI. Actual results could differ from the Company's estimates. The Company has notified its insurance carrier of the fraud discussed above.

     In addition to the charges discussed above, the mortgage banking segment experienced an increase in other operating expenses of $3,975,000 in 1999 associated with the expansion of retail mortgage origination offices, higher commission structures and other costs. These charges and increased operating expenses, all net of their applicable tax effects, primarily account for the change from net earnings from discontinued operations of $576,000 in 1998 to a net loss from discontinued operations of $3,786,000 for 1999.

     The first quarter 2000 financial statements will include additional charges for 2000 operating activities of CMI and the loss on disposal of the mortgage banking segment. The Company estimates that the first quarter charge for discontinued operations will total $837,000, net of tax effect of $582,000. Included in this charge are accruals for operating losses during the phase-out period, accruals for salary and severance payments, write-downs of the value of fixed assets, accruals for lease liabilities, and other items. For further discussion of discontinued operations, see note 18 to the Financial Statements included in Item 8.

     Segment information presented under "Other" (see note 16 to the Financial Statements included in Item 8) includes the holding company and consumer finance business. This segment produced a net loss of $2,705,000 for 1999, compared to net losses of $2,055,000 and $2,383,000 in 1998 and 1997, respectively. The increase in net losses for 1999 is primarily due to net losses associated with CFC regarding a sale of a substantial portion of its loan portfolio and other related charges involved in closing that business.

     The Company's return on average equity for 1999 was 0.64%, as compared to 11.95% in 1998 and 8.43% in 1997. Return on average assets was 0.05% in 1999 versus 0.92% in 1998 and 0.62% in 1997. The decrease in these ratios for 1999 were primarily due to the discontinued operations and losses at CFC as described above.

Net  Interest  Income
---------------------

     Net interest income before provision for possible loan losses, the Company's primary source of earnings, totaled $19,441,000 in 1999, a $1,202,000, or 5.8% decrease over 1998. This decrease can primarily be attributed to a $1,056,000 decrease in net interest income before provision for possible loan losses at CFC associated with the sale of a substantial portion of its portfolio in March of 1999. In addition, an increase in interest rates in 1999 caused a narrowing of the net interest margin due to the Company's one year cumulative liability repricing difference. Net interest income before provision for possible loan losses increased $1,198,000 in 1998 as compared to 1997, which represented a 6.2% increase.

     Management believes that net interest margins may continue to narrow as competitive pressures in the market place expand. Competition from financial institutions and non-traditional competitors, as well as general economic trends, will continue to impact future earnings. Earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

     On a tax equivalent basis, net interest income decreased to $20,486,000 in 1999 from $21,237,000 in 1998 and increased from $19,892,000 in 1997. The tax equivalent net interest margin decreased in 1999, averaging 4.15% as compared to 4.40% in 1998 and 4.37% in 1997.

     Total average earning assets in 1999 were $493,478,000, an increase of $10,453,000 or 2.5% over 1998. Average earning assets as a percentage of total average assets decreased slightly to 93.7% during 1999 as compared to 94.0% in 1998 and 93.9% in 1997. The net average loan portfolio represented 68.9% of total average earning assets in 1999, an increase from 64.4% in 1998 and an increase from 66.3% in 1997. Mortgage loans held for sale represented 5.0% of average earning assets in 1999, a decrease from 7.2% in 1998. Mortgage loans held for sale represented 4.6% of average earning assets in 1997. In 1999, average total interest-bearing liabilities were $431,738,000, a $5,931,000 or 1.4% increase over 1998. This increase can be attributed to a $9,636,000 increase in average interest-bearing deposits, offset by a decrease of $3,705,000 in average other borrowings. The proportion of average interest-bearing liabilities to average earning assets in 1999 decreased to 87.5% as compared to 88.2% in 1998.

Provisions  for  Possible  Loan  Losses
---------------------------------------

     The adequacy of each Subsidiary Bank's allowance for possible loan losses is determined by calculating the allocated and unallocated portions of the allowance using a combination of internal loan classifications, weighted historical charge-off experience, and an evaluation of estimated losses on existing problem credits. The allowance is maintained to cover the allocated requirement plus an unallocated portion, which considers economic conditions, industry concentrations, peer-group comparisons, lending staff experience, and other risk factors.

     The coverage of the allowance for possible loan losses to non-performing loans and loans past due 90 days or more and still accruing was 137.2% at the end of 1999 versus 168.6% and 104.4% at the end of 1998 and 1997, respectively. This decrease in coverage was primarily due to an increase in non-accrual loans from $2,262,000 at the end of 1998 to $2,685,000 at the end of 1999. The allowance for loan losses as a percentage of total outstanding loans decreased to 1.27% at December 31, 1999 as compared to 1.45% at December 31, 1998. The allowance level was at 1.48% of total loans at December 31, 1997. The decreased percentage is due, in part, to an increase in loans outstanding as well as the sale of a substantial portion of the CFC loan portfolio, which had an allowance of 5% attributed to its loan portfolio at December 31, 1998. The allowance for possible loan losses does not include amounts for the CMI irregularities and fraud discussed above. The reserve liability for possible losses on loans previously sold by CMI, as discussed above, is included in other liabilities in the Consolidated Balance Sheet as of December 31, 1999 at Item 8.

     Gross charge-offs decreased $467,000 from 1998 to 1999, primarily due to consumer charge-offs, which decreased $400,000. The ratio of net charge-offs to average total loans outstanding decreased during 1999 to 0.11% as compared to 0.19% in 1998. The net charge-off ratio during 1997 was 0.10%. The decrease in this ratio was primarily due to the decrease in consumer charge-offs as described above, partially offset by a decrease in recoveries of $227,000 primarily due to commercial/agricultural and consumer loans.

     The provision for possible loan losses is based on management's analysis of risk in the loan portfolio, which takes into account portfolio growth and historical charge-offs, among many other factors. The provision totaled $695,000 in 1999 as compared to $713,000 in 1998, an $18,000 decrease. The provision for possible loan losses decreased $415,000 from 1997 to 1998. Management's analysis of the allowance for possible loan losses indicates that the level at December 31, 1999 of 1.27% of total outstanding loans is adequate to cover the risk of losses inherent in the loan portfolio.

     Non-performing assets (defined as loans 90 days or more past due but still accruing interest, loans in non-accrual status, restructured loans and other real estate owned) totaled $3,579,000, or 0.66% of total assets, at December 31, 1999. This represents an increase from $2,817,000 or 0.50% of total assets at December 31, 1998. Non-performing assets at December 31, 1997 were $4,452,000 or 0.86% of total assets.

Other  Operating  Income
------------------------

     Total other operating income is comprised of mortgage loan origination income from Subsidiary Banks, trust services, deposit service charges, other customer service charges, and other miscellaneous income. Excluding security gains and losses, other operating income totaled $5,233,000 for 1999, a decrease from $5,382,000 in 1998 and an increase from $4,228,000 in 1997. This change represents a 2.8% decrease from 1998 to 1999, which can be primarily attributed to a decrease in mortgage loan origination income from Subsidiary Banks of $781,000, partially offset by increases in trust fees and other service charges. Mortgage loan origination income from Subsidiary Banks increased $707,000 from 1997 to 1998. The decreased mortgage loan activity at the Subsidiary Banks was a result of the unfavorably high interest rate environment in effect for fifteen and thirty year mortgages on one-to-four-family residential properties.

     Trust fees increased 7.4% to $826,000 in 1999 as compared to $769,000 in 1998 and $662,000 in 1997. The Company continues to focus on growth of trust services in light of corporate goals to diversify revenue sources. The market value of assets managed by the bank's trust department was $154.5 million at December 31, 1999 as compared to $163.9 million and $155.7 million at year-end 1998 and 1997, respectively.

     Net security gains, on a pre-tax basis, totaled $250,000 in 1999 as compared to net gains of $154,000 in 1998 and $210,000 in 1997. The entire investment portfolio is classified as available-for-sale and all sales during the last three years were made from the available-for-sale classification. During 1999 several securities were sold at a gain to take advantage of market conditions at the time of the sale. The portfolio is recorded at current market value in the accompanying financial statements at Item 8. It is management's expectation to classify all investment securities purchased as available-for-sale for the foreseeable future. Changes in the market value of these securities are reflected in equity, net of applicable income taxes. The decision to purchase or sell a security is based on a number of factors including, but not limited to, the potential for increased yield, improved liquidity, asset mix adjustment, improvement in the interest rate gap, and collateral (pledging) requirements of local municipalities.

Other  Operating  Expenses
--------------------------

     Other operating expenses totaled $18,373,000 in 1999 as compared to $19,165,000 and $18,284,000 in 1998 and 1997, respectively. As a percentage of average assets, total operating expenses decreased to 3.5% in 1999 versus 3.7% in 1998 and 3.8% for 1997. The efficiency ratio, which measures the level of non-interest expense to total net revenues, was 74.5% in 1999 as compared to 73.6% and 77.2% in 1998 and 1997, respectively.

     Salaries and employee benefits expense represents the largest component of other operating expenses. This category decreased $1,118,000, or 10.0% from 1998 to 1999. During 1998, this expense increased $274,000, or 2.5%, when compared to 1997. The decrease for 1999 is primarily attributable to lower bonus awards, profit sharing contributions, and the closure of CFC. In addition, the Company has been able to reduce salary and benefits expense as it has consolidated certain "back office" functions. The Company employed 361 full-time equivalent (FTE) employees at December 31, 1999 as compared to 364 and 317 at December 31, 1998 and 1997, respectively. Of the 361 FTE's at December 31, 1999, approximately 123 were employed at CMI, which was closed in January 2000.

     Occupancy and furniture and fixtures expenses totaled $2,734,000 in 1999, a decrease of $70,000, or 2.5%, from 1998. During 1998, occupancy and furniture and fixture expenses increased $90,000 as compared to 1997. Outside services and other expense increased 4.0% to $948,000 during 1999 as compared to $911,000 in the prior year. Advertising expense decreased 8.7% in 1999 to $400,000 versus $438,000 in 1998. Management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff.

Financial  Condition
--------------------

     Total  assets at December 31, 1999 were $540,850,000, a $17,432,000 or 3.1%
decrease over December 31, 1998 total assets of $558,282,000. This decrease can primarily be attributed to a decrease in mortgage loans held for sale at the Subsidiary Banks of $51,863,000, partially offset by an increase in net loans outstanding of $37,393,000. The decrease in mortgage loans held for sale at the Subsidiary Banks, which represents loans originated at the Subsidiary Banks and loans originated at CMI and subsequently sold to the Subsidiary Banks, was due to lower production levels at the end of 1999 versus 1998. Cash and cash equivalents are continually monitored and maintained at operational minimums to minimize the Company's reliance on other borrowings. Higher cash balances were maintained at December 31, 1999 to provide for the unlikely event that more cash would be requested by customers concerned over the year 2000 date change. Average assets for 1999 grew by $12,747,000 or 2.5% to $526,604,000 as compared to $513,857,000 for 1998.

     The Company's decrease in year-end assets is also represented by a decrease in other borrowings of $15,011,000. Management continues to view "core" deposits (individual, partnership and corporate deposits) as the primary long term funding source for internal growth of the Company, but also recognizes the growing need for alternative sources of funding. Alternative sources of funding will be necessary if loans continue to grow faster than deposits in the future. Average deposits increased $16,493,000, or 3.8%, during 1999, while average other borrowings decreased $3,705,000, or 10.1%. Brokered deposits totaled $297,000 at December 31, 1999, bearing interest at 6.75% and maturing in August 2000. Brokered deposits totaled $693,000 at December 31, 1998, with interest rates ranging from 6.20% to 6.75% and maturities ranging from August 2000 through October 2002.

Capital
-------

     The Company is committed to maintaining strong capital positions in the Subsidiary Banks and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. During 1999, stockholders' equity decreased $4,137,000 over December 31, 1998, primarily due to a decrease of $4,098,000 in accumulated other comprehensive earnings. This decrease represents the change in unrealized gains/losses on investment securities available-for-sale, which decreased from a gain of $934,000 at December 31, 1998 to a loss of $3,164,000 at December 31, 1999. The decrease of $4,098,000 represents a $6,431,000 gross unrealized loss plus $250,000 in realized gains included in earnings, less the applicable tax effect of $2,583,000. The decrease was primarily caused by an increase in interest rates.

     The Company issued 25,953 shares of stock through its Dividend Reinvestment and Stock Purchase Plan and its Stock Benefit Plan during 1999, which generated $400,000 of new shareholders' equity. The Company's Tier 1 Leverage ratio at December 31, 1999 was 7.26%, which increased from 6.31% as of December 31, 1998. This ratio exceeds the minimum regulatory capital requirement. The Company's Total Risk Weighted Capital ratio increased to 11.11% as of December 31, 1999 from 11.08% as of December 31, 1998. The Tier 1 Capital ratio increased to 9.91% at December 31, 1999 from 9.83% at December 31, 1998. For further discussion of the regulatory capital requirements, see note 12 to the Financial Statements included in Item 8.

Liquidity
---------

     The Company ensures that the Subsidiary Banks maintain appropriate liquidity and provides access to secondary sources of liquidity in case of unusual or unanticipated demand for funds. Primary bank sources of liquidity are repayment of loans, high-quality marketable investment securities available for sale, and the bank's federal funds position. These sources of liquidity should be more than sufficient to satisfy liquidity needs arising in the normal course of business. The Company is a secondary source of liquidity for its Subsidiary Banks through its discretionary access to short-term funding sources in case of unanticipated demand for funds.

     As presented in the Consolidated Statement of Cash Flows included in Item 8, the Company has experienced significant changes in its cash flows from operating, investing, and financing activities during 1999 as compared to prior years. These fluctuations primarily relate to increases in the loan portfolio and decreases in mortgage loans held-for-sale at the Subsidiary Banks at year-end, which have allowed for decreases in short-term borrowings and long-term debt.

Interest  Rate  Sensitivity
---------------------------

     The Company's overall success is largely dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Because the Company has no trading portfolio, the Company is not exposed to significant market risk from trading activities. Other types of market risk, such as foreign currency exchange and commodity price risk, do not arise in the normal course of the Company's business activities. The Company does not currently use derivatives to manage market and interest rate risks. A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics.

     The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit (see note 13 included in Item 8). These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

     The Asset/Liability Committee (ALCO) for each bank reviews the Subsidiary Bank's interest rate exposure on a regular basis. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the funds management policy of the Company. Through such management, the Company seeks to monitor the vulnerability of its operations to changes in interest rates. The extent of the movement of interest rates is an uncertainty that could have a negative effect on the earnings of the Company.

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

     The following table indicates the Company's interest sensitive assets and liabilities over specific time horizons as well as its interest sensitivity gap at December 31, 1999:

                                                                                     (Dollars in thousands)

                                                           Balances  Subject  to  Repricing  Within
                                                        ---------------------------------------------------
                                                                                         Over 1
                                                         90 Days    180 Days     1 Year   Year       Total
                                                        --------  ----------  ---------  ---------  -------
Interest earning cash and due from banks                $       -          -          -         -         -
Excess funds sold                                               -          -          -         -         -
Investment securities available for sale                    2,649      4,545      9,081   115,082   131,357
Mortgage loans held for sale                               14,892          -          -         -    14,892
Gross loans                                               102,156     30,697     49,931   181,635   364,419
------------------------------------------------------  ----------  ---------  ---------  --------  -------
  Total earning assets                                    119,697     35,242     59,012   296,717   510,668
------------------------------------------------------  ----------  ---------  ---------  --------  -------
Savings and other interest-bearing deposits               185,785          -          -         -   185,785
Time deposits                                              46,448     41,320     30,245   104,345   222,358
Other borrowings                                           38,486          -          -     1,000    39,486
------------------------------------------------------  ----------  ---------  ---------  --------  -------
  Total interest-bearing liabilities                      270,719     41,320     30,245   105,345   447,629
------------------------------------------------------  ----------  ---------  ---------  --------  -------
Net asset (liability) repricing difference               (151,022)    (6,078)    28,767   191,372    63,039
------------------------------------------------------  ----------  ---------  ---------  --------  -------
Cumulative asset (liability) repricing difference       $(151,022)  (157,100)  (128,333)   63,039
------------------------------------------------------  ----------  ---------  ---------  --------
Cumulative earnings assets to cumulative
  interest-bearing liabilities                               0.44       0.50       0.63      1.14
------------------------------------------------------  ----------  ---------  ---------  --------
Cumulative asset (liability) repricing difference as a
  percent of total earning assets                          -29.58%    -30.76%    -25.13%    12.35%
------------------------------------------------------  ----------  ---------  ---------  --------

     The entire mortgage held for sale portfolio is included in the 90-day category, as the vast majority of these loans will be sold to investors within 90 days. The interest rates on lines-of-credit included in other borrowings, as well as the interest rate on the majority of the Company's long-term debt, reprice every 90 days or are priced at LIBOR. As a result, these liabilities are also included in the 90-day category in the above table. Non-maturing interest bearing NOW and savings accounts and certain other interest-bearing deposit accounts are contractually subject to repricing within 90 days and therefore are included in the 90-day category in the above table. Using historical analysis, management believes that these deposits are less interest rate sensitive and are less likely to reprice, regardless of the contractual ability to do so. As a result, management believes that the interest rate gap is overstated in the short-term as it relates to these deposits.

     The table below presents in tabular form contractual balances of the Company's on balance sheet financial instruments in U.S. dollars at the expected maturity dates as well as the fair value of those on balance sheet financial instruments for the period ended December 31, 1999. The expected maturity categories take into consideration the repricing ability of loans, and the callable feature of certain investments. The Company's liabilities that do not have a stated maturity date are considered to be long term in nature by the Company and are reported in the thereafter column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various assets and liabilities presented are actual as of December 31, 1999. The fair value of loans takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of checking, savings and interest-bearing checking accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of other borrowings approximates the carrying value due to the borrowings interest rate approximating market rates.

                                                                                          (Dollars in thousands)

                                                                                                        Fair
                                                                                     After              Value
                                       2000      2001     2002     2003     2004      2004     Total    12/31/99
                                     ---------  -------  -------  -------  -------  --------  --------  --------

RATE SENSITIVE ASSETS:
Mortgage loans held for sale         $ 14,892        -        -        -        -         -    14,892     14,973
  Average interest rate                  8.21%       -        -        -        -         -      8.21%
Fixed interest rate loans            $ 87,981   34,101   22,600   15,656    3,428    22,881   186,647    184,818
  Average interest rate                  8.21%    8.18%    8.09%    7.91%    7.86%     7.80%     8.11%
Variable interest rate loans         $ 94,803   20,633   28,279   18,388    3,963    11,706   177,772    175,697
  Average interest rate                  8.86%    8.24%    8.05%    8.00%    8.11%     7.94%     8.50%
Fixed interest rate securities       $ 16,275   15,672    9,913   19,561   20,276    46,839   128,536    123,338
  Average interest rate                  6.65%    6.40%    6.29%    5.77%    6.53%     6.72%     6.46%
Variable interest rate securities           -        -        -        -        -         -         -          -
  Average interest rate                     -        -        -        -        -         -         -          -
Equity securities                    $      -        -        -        -        -     2,821     2,821      2,821

RATE SENSITIVE LIABILITIES:
Non interest-bearing checking
(with no stated maturity)            $      -        -        -        -        -    52,274    52,274     52,274
  Average interest rate                     -        -        -        -        -         -         -          -
Savings and interest-bearing
checking  (with no stated maturity)         -        -        -        -        -   185,785   185,785    185,785
  Average interest rate                     -        -        -        -        -      2.91%     2.91%         -
Time deposits                        $118,013   23,740   64,749   13,098    2,758         -   222,358    222,955
  Average interest rate                  5.17%    5.34%    6.07%    5.74%    5.00%        -      5.48%         -
Other borrowings                     $ 38,486    1,000        -        -        -         -    39,486     39,486
  Average interest rate                  5.97%    4.95%       -        -        -         -      5.95%         -

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

Accounting  Standards
---------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of Statement No. 133." This statement defers the adoption of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

     The following supplementary financial information of the registrant for each of the last three years (unless otherwise stated) is included on pages 21 through 27 of this Report:

     Table  1     Comparison  of  Average  Balance  Sheets
     Table  2     Analysis  of  Net  Interest  Income  -  Tax  Equivalent  Basis
     Table  3     Maturity  Of  Investment  Securities
     Table  4     Analysis  of Loan Portfolio and Loss Experience (for last five years)
     Table  5     Allocation  of Allowance for Loan Losses (for last five years)
     Table  6     Maturity  and  Interest  Sensitivity  of  Loans
     Table  7     Average  Deposits  (for  last  five  years)
     Table  8     Other  Borrowings
     Table  9     Return  on  Equity  and  Assets  (for  last  five  years)

                                     TABLE 1
                      COMPARISON OF AVERAGE BALANCE SHEETS

The following table sets forth registrant's consolidated average daily condensed balance sheet for each of the last three years:


                                                                                        (Dollars in thousands)

                                                                     Years  ended  December  31,
                                                   -----------------------------------------------------------
                                                           1999               1998               1997
                                                   -------------------  ------------------  ------------------
                                                                  % of               % of                % of
                                                    Amount       Total    Amount    Total     Amount    Total
                                                   ---------  --------  --------  --------  --------  --------
ASSETS:
  Cash and due from banks                          $ 12,981       2.5%   10,797       2.1%   10,069       2.1%
  Interest-bearing deposits in banks                      -         -         -         -         -         -
  Excess funds sold                                       -         -     2,907       0.6       547       0.1
                                                   ---------  --------  --------  --------  --------  --------
    Total cash and cash equivalents                $ 12,981       2.5    13,704       2.7    10,616       2.2

  Taxable securities available for sale            $109,353      20.8   121,784      23.7   122,190      25.2
  Tax-exempt securities available for sale           19,357       3.7    12,508       2.4     9,710       2.0

  Mortgage loans held for sale                       24,822       4.7    34,631       6.7    21,061       4.3

  Loans and leases, net of unearned income          339,946      64.6   311,195      60.6   301,421      62.2
  Less: Allowance for loan losses                     4,564       0.9     4,593       0.9     4,121       0.9
                                                   ---------  --------  --------  --------  --------  --------
    Loans, net                                      335,382      63.7   306,601      59.7   297,300      61.3

  Premises and equipment                           $ 11,502       2.2    10,647       2.1    10,150       2.1
  Goodwill, net of amortization                       2,364       0.4     2,715       0.5     3,136       0.6
  Assets of discontinued operations                   4,768       0.9     4,832       0.9     3,794       0.8
  Other assets                                        6,075       1.1     6,435       1.3     6,674       1.5
                                                   ---------  --------  --------  --------  --------  --------
    TOTAL ASSETS                                   $526,604     100.0%  513,857     100.0%  484,630     100.0%
                                                    ========  ========  ========  ========  ========  =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
  Non-interest bearing deposits                    $ 49,662       9.4%   42,805       8.3%   40,585       8.4%
  Interest bearing deposits                         398,584      75.7   388,948      75.7   369,728      76.2
                                                   ---------  --------  --------  --------  --------  --------
    Total deposits                                 $448,246      85.1   431,753      84.0   410,313      84.6
                                                   ---------  --------  --------  --------  --------  --------
  Other borrowings                                   33,154       6.3    36,859       7.2    33,982       7.0
  Other liabilities                                   4,127       0.8     5,611       1.1     4,609       1.0

    TOTAL LIABILITIES                              $485,527      92.2   474,223      92.3   448,904      92.6
                                                   ---------  --------  --------  --------  --------  --------

STOCKHOLDERS' EQUITY:
  Preferred stock                                  $      -         -%      298       0.1%    2,591       0.5%
  Common stock                                        1,177       0.2       721       0.1       693       0.1
  Additional paid-in capital                          7,094       1.3     6,954       1.4     5,100       1.1
  Accumulated other comprehensive (loss) earnings    (1,103)     (0.2)      781       0.2       198       0.0
  Retained earnings                                $ 33,910       6.5    30,880       6.0    27,144       5.7
                                                   ---------  --------  --------  --------  --------  --------

    STOCKHOLDERS' EQUITY                           $ 41,077       7.8    39,634       7.7    35,726       7.4
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                           $526,604     100.0%  513,857     100.0%  484,630     100.0%
                                                    ========  ========  ========  ========  ========  ========

                                     TABLE 2
             ANALYSIS OF NET INTEREST INCOME - TAX EQUIVALENT BASIS

The tables below show information about the Company's average interest earning assets and interest bearing liabilities, and the changes in interest income (tax equivalent) and interest expense attributable to volume and rate variances. The change in interest income (tax equivalent) due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                          (Dollars in thousands)

                                                             Average Balance                     Average Rate
                                            ---------------------------------------------  --------------------------
INTEREST EARNINGS ASSETS:                         1999              1998          1997       1999     1998     1997
                                            -----------------  --------------  ----------  --------  -------  -------

Taxable securities available for sale       $        109,353         121,784     122,190      6.24%    6.65%    6.81%
Tax-exempt securities available for sale(1)           19,357          12,508       9,710      8.65     8.58     9.78
                                            -----------------  --------------  ----------  --------  -------  -------
Total Securities                                     128,710         134,292     131,900      6.60     6.83     7.03
                                            -----------------  --------------  ----------  --------  -------  -------

Time deposits                                              -               -           -   N/A       N/A        2.39
Excess funds sold                                          -           2,907         547   N/A         2.51     6.03
Mortgage loans held for sale(2)                       24,822          34,631      21,061      7.47     6.91     7.39
Loans, net(1,3)                                      339,946         311,195     301,421      8.48     9.50     9.49
                                            -----------------  --------------  ----------  --------  -------  -------
Total Earning Assets (FTE)                           493,478         483,025     454,929      7.96%    8.53%    8.68%
                                            =================  ==============  ==========  ========  =======  =======

  INTEREST BEARING LIABILITIES:
Interest bearing deposits                   $        398,584         388,948     369,728      4.24%    4.58%    4.69%
Other borrowings                                      33,154          36,859      33,982      5.73     5.87     6.57
                                            -----------------  --------------  ----------  --------  -------  -------
Total Interest Bearing Liabilities          $        431,738         425,807     403,710      4.36%    4.69%    4.85%
                                            ================  ==============  ===========  ========  =======  =======

Interest Rate Spread (FTE)                                                                    3.61%    3.85%    3.88%
Net interest margin (FTE)                                                                     4.15%    4.40%    4.37%
                                                                                           ========  =======  =======

                                                                                 1999/1998        1998/1997
                                                  Interest  Earned  or  Paid  Change  due  to   Change  due  to
                                                  --------------------------  ---------------   ---------------
                                                      1999    1998    1997    Volume    Rate    Volume   Rate
                                                     ------  ------  -------  -------  -------  -------  -----
INTEREST EARNING ASSETS:
Taxable securities available for sale       $         6,825   8,095   8,325    (795)    (475)     (28)    (202)
Tax-exempt securities available for sale1             1,675   1,073     950     593        9      250     (127)
                                                    -------  ------  ------  -------  -------  -------  -------
Total securities                                      8,500   9,168   9,275    (202)    (466)     222     (329)
                                                    -------  ------  ------  -------  -------  -------  -------

Time deposits                               $             -       -       -       -        -        -        -
Excess funds sold                                        92      73      33      10        9       69      (29)
Mortgage loans held for sale(2)                       1,855   2,394   1,557    (721)     182      944     (107)
Net loans(1,3)                                       28,848  29,563  28,615   2,596   (3,311)     929       19
                                                    -------  ------  ------  -------  -------  -------  -------
Total Earnings Asset (FTE)                  $        39,295  41,198  39,480    1,683  (3,586)   2,164     (446)
                                                     ======  ======  =======  =======  =======  =======  =====

  INTEREST BEARING LIABILITIES:
Interest bearing deposits                   $        16,910  17,796  17,354     433   (1,319)     887     (445)
Other borrowings                                      1,899   2,165   2,234    (214)     (52)     180     (249)
                                                    -------  ------  ------  -------  -------  -------  -------
Total Interest Bearing Liabilities          $        18,809  19,961  19,588     219   (1,371)   1,067     (694)
                                                    -------  ------  ------  -------  -------  -------  -------

Net interest income (FTE)                   $        20,486  21,237  19,892    1,464  (2,215)   1,097     (248)
                                                     ======  ======  =======  =======  =======  =======  =====

______________________
1     The interest on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent basis assuming a blended  federal  and  state  tax  rate  of  38.74%.
2     The  yield-related  fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned  on  the  loans  during  the  period  in  which  they  are  warehoused  for  sale  as shown  above.
3     The  balances  of  nonaccrual loans are included in average loans outstanding.  Interest on loans includes yield-related loan  fees.

                                     TABLE 3
                        MATURITY OF INVESTMENT SECURITIES

The following table sets forth the maturity of the registrant's investment portfolio:

                                                                          States and        Corporate     Total       Total
                                                       U.S. Government     Political       Obligations  Amortized     Fair
                                     U.S. Treasury         Agencies      Subdivisions(1)    and Other     Cost        Value
                                     ---------------  -----------------  ----------------  -----------  -----------  -------
                                     Amount   Yield    Amount    Yield   Amount    Yield     Amount        Amount    Amount
                                     -------  ------  --------  -------  -------  -------  -----------  -----------  -------
Securities available for sale(2):
1 year or less                      $ 4,008   5.41%     1,000     5.60%   1,247     7.02%            -        6,255   6,242
1 through 5 years                     4,092   5.59%    26,937     5.77%   4,196     6.68%            -       35,225  34,259
5 through 10 years                      774   6.50%    22,947     6.46%   8,857     6.46%            -       32,578  31,308
After 10 years                            -      -      6,859     7.60%   6,050     6.92%            -       12,909  11,893
Mortgage backed securities(3)             -      -     41,569     6.58%       -        -             -      41,569   39,636
                                     -------  ------  --------  -------  -------  -------  -----------  -----------  -------
Total debt securities               $  8,874   5.59%   99,312     6.39%  20,350     6.68%            -      128,536  123,338

Federal Home Loan Bank stock               -      -        -        -        -        -          2,052        2,052    2,052
Other equity securities                    -      -        -        -        -        -            769          769      769
                                     -------  ------  --------  -------  -------  -------  -----------  -----------  -------
Total securities available for sale $  8,874   5.59%   99,312     6.39%  20,350     6.68%        2,821      131,357  126,159
                                     =======  ======  ========  =======  =======  =======  ===========  ===========  =======
____________________________

1     Yields  were  calculated  on  a  tax  equivalent  basis  assuming  a  blended federal and state tax rate of 38.74%.
2     At  December  31,  1999, the Company did not own any investment securities from a single issuer other than the U.S.
Federal  Government,  U.S.  Federal  Government  agencies,  or U.S. Federal Government sponsored agencies that represents greater  than  10%  of  total  equity  capital.
3     Mortgage-backed  security maturities may differ from contractual maturities because the underlying mortgages may be called  or  prepaid  without  any penalties.  Therefore, these securities are not included within the maturity categories above.

                                     TABLE 4
                 ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

The following table sets forth the registrant's loan portfolio by major category for each of the last five years.

                                                                         (Dollars  in  thousands)

                                                                    December  31,
                                                 -------------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                 ---------  --------  --------  --------  --------

Commercial, financial and agricultural           $105,163    85,790    73,908    69,593    63,196
Real estate mortgages                             204,743   213,760   208,500   186,599   159,902
Consumer                                           18,144    29,168    32,606    35,242    33,094
Leases                                                369       478       524       892     1,455
                                                 ---------  --------  --------  --------  --------
  Gross loans                                    $364,419   329,196   315,538   292,326   257,646

Less:
Unearned discount and deferred loan fees         $    332     2,388     2,352     3,172     3,074
Allowance for possible loan losses                  4,636     4,750     4,646     3,774     3,298
                                                 ---------  --------  --------  --------  --------
  Net loans                                      $359,451   322,058   308,540   285,380   251,274
                                                 =========  ========  ========  ========  ========

SUMMARY OF LOAN LOSS EXPERIENCE:
-----------------------------------------------
Allowance for loan and lease losses, beginning   $  4,750     4,646     3,774     3,298     3,475
Amounts charged-off:
  Commercial, financial and agricultural               24        11        60       270       268
  Real estate mortgages                               195       275         -        43       175
  Consumer                                            348       748       677       783       547
                                                 ---------  --------  --------  --------  --------
Total charge-offs                                $    567     1,034       737     1,096       990
                                                 ---------  --------  --------  --------  --------

Recoveries on amounts previously charged-off:
  Commercial, financial and agricultural         $    101       230       274       236       133
  Real estate mortgages                                23        17         -        17         -
  Consumer                                             74       178       174        88       151
                                                 ---------  --------  --------  --------  --------
Total recoveries                                 $    198       425       448       341       284
                                                 ---------  --------  --------  --------  --------
  Net charge-offs                                $    369       609       289       755       706

Provision charged to expense                     $    695       713     1,128     1,113       478
Addition to dealer reserve                              -         -        33       118        51
Allowance for loans sold                             (440)        -         -         -         -
                                                 ---------  --------  --------  --------  --------
  Allowance for loans and lease losses           $  4,636     4,750     4,646     3,774     3,298
                                                 =========  ========  ========  ========  ========

Non-performing loans at year-end:
  Non-accrual                                    $  2,685     2,262     3,968     2,348     2,064
  Restructured                                        120       208       139       314       270
                                                 ---------  --------  --------  --------  --------
Total non-performing loans                       $  2,805     2,470     4,107     2,662     2,334
                                                 =========  ========  ========  ========  ========

Past due 90 days or more, not included above     $    573       347       345        49        15
Other real estate, not included above                 201         -         -        75         -

RATIOS:
-----------------------------------------------
Allowance to year-end loans, net of unearned         1.27%     1.45%     1.48%     1.31%     1.30%
Allowance to non-performing loans                  165.28    192.31    113.12    141.77    141.30
Net charge-offs to average loans (gross)             0.11      0.19      0.10      0.28      0.29
Recoveries to charge-offs                           34.92     41.10     60.79     31.11     28.69
Non-performing loans to loans, net of unearned
  discount and deferred loan fees                    0.77      0.76      1.31      0.92      0.92

                                                  TABLE 5
                                  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The  following  table  shows  the  registrant's  allowance  for  loan  losses  for  the  last  five years.

                                                                                    (Dollars in thousands)


                                         Commercial      Real
                                        Financial &     Estate
                                        Agricultural   Mortgage   Consumer   Leases   Unallocated   Total
                                       --------------  ---------  ---------  -------  -----------  -------

December 31, 1999                      $       1,889      1,185      1,357        5           200   4,636
% of loans in category to total loans          29.09%     65.85%      4.96%    0.10%          N/A  100.00%

December 31, 1998                      $       1,811      1,148      1,586        5           200   4,750
% of loans in category to total loans          26.06%     64.93%      8.86%    0.15%          N/A  100.00%

December 31, 1997                      $       1,779      1,407      1,247       13           200   4,646
% of loans in category to total loans          23.42%     66.08%     10.33%    0.17%          N/A  100.00%

December 31, 1996                      $       1,376      1,129      1,054       15           200   3,774
% of loans in category to total loans          23.85%     63.80%     12.05%    0.30%          N/A  100.00%

December 31, 1995                      $       1,420      1,133        519       26           200   3,298
% of loans in category to total loans          24.77%     61.86%     12.80%    0.56%          N/A  100.00%

                                                         TABLE 6
                                        MATURITY AND INTEREST SENSITIVITY OF LOANS

The  following  table  shows  the  maturity  of  the  registrant's  loan  portfolio.
                                                                                                   (Dollars in thousands)


                                                              As of December 31, 1999
                                      -------------------------------------------------------------------------
                                                                                                  Loans  Due
                                                   Time Remaining to Maturity                   After One Year
                                      -------------------------------------------------------  ----------------
                                                                                                Fixed   Floating
                                        Due Within        One to Five    After Five            Interest Interest
                                         One Year            Years         Years      Total      Rate     Rate
                                      -----------------  --------------  ----------  --------  --------  ------
Commercial, financial, agricultural,
  and leases                          $          64,853          28,847      11,832   105,532    27,918  12,761
Real estate mortgages                           107,628         111,247      21,868   240,743    62,938  70,177
Consumer                                         10,303           6,954         887    18,144     7,810      31
                                      -----------------  --------------  ----------  --------  --------  ------
Total                                 $         182,784         147,048      34,587   364,419    98,666  82,969
------------------------------------  =================  ==============  ==========  ========  ========  ======

                                     TABLE 7
                                 AVERAGE DEPOSITS

The following table sets forth the registrant's average daily deposits and average rate paid on the interest bearing deposits for each of the last five years:


(Dollars in thousands)
                                              DECEMBER 31,
                        ---------------------------------------------------------
                        Non-Interest   Interest
                           Bearing      Bearing
                           Demand       Demand     Savings     Time       Total
                          Deposits     Deposits   Accounts   Deposits   Deposits
                        -------------  ---------  ---------  ---------  ---------

1999 Average
  Balance               $      49,662    84,821     93,997    219,776    448,246
  Rate                             --      2.51%      2.81%      5.45%      4.20%
1998 Average
  Balance               $      42,805    78,465     78,725    231,758    431,753
  Rate                             --      2.61%      2.82%      5.75%      4.52%
1997 Average
  Balance               $      40,585    71,527     72,899    225,302    410,313
  Rate                             --      2.83%      3.10%      5.79%      4.76%
1996 Average
  Balance               $      39,292    68,621     76,087    207,248    391,248
  Rate                             --      2.52%      3.14%      5.79%      4.58%
1995 Average
  Balance               $      36,702    66,416     75,884    181,746    360,748
  Rate                             --      2.51%      3.39%      5.67%      4.49%

The following table sets forth the registrant's maturity distribution for all time deposits of $100,000 or more as of December 31, 1999.

         MATURITY DISTRIBUTION FOR ALL TIME DEPOSITS OF $100,000 OR MORE

                                                          (Dollars in thousands)

                                                            December 31, 1999
                                    -----------------------------------------
                                    3 Months   3 - 6  6 - 12  Over 12
                                    or Less   Months  Months  Months   Total
                                    -------  -------  ------  -------  ------
Time deposits of $100,000 or more  $ 20,773   7,293   14,493  16,134   58,693

                                     TABLE 8
                                OTHER BORROWINGS

The following table sets forth a summary of the registrant's other borrowings for each of the last three years.

                                     (Dollars in thousands)


                                         December 31,
                                   ------------------------
                                     1999     1998    1997
                                   --------  ------  ------

Repurchase agreements              $    336     313   4,268
Federal funds purchased              24,500  33,900  21,850
Federal Home Loan Bank borrowings     7,700   7,700   8,932
Secured Term Loan                     6,050   8,300   9,250
Other                                   900   4,284   5,007
                                   --------  ------  ------
  Total                            $ 39,486  54,497  49,307
                                   ========  ======  ======

                                     TABLE 9
                           RETURN ON EQUITY AND ASSETS

The following table sets forth the registrant's return on average assets, return on average equity, dividend payout ratio, and average equity to average asset ratio for the last five years:

                                                     December 31,
                                       ---------------------------------------------
                                               1999    1998    1997    1996    1995
                                       -------------  ------  ------  ------  ------
Return on average assets                       0.05%   0.92%   0.62%   0.40%   0.80%
Return on average equity                       0.64   11.95    8.43    5.36    9.94
Common stock dividend payout ratio           267.43   11.91   15.20   22.45   10.97
Average equity to average asset ratio          7.80    7.71    7.37    7.45    8.03

Item  7A.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk
---------------------------------------------------------------------------

     See  Item  7  above.

Item  8.  Financial  Statements  and  Supplementary  Data
---------------------------------------------------------

Consolidated  Balance  Sheets

December  31,  1999  and  1998

(Dollars in thousands, except share data)
------------------------------------------------------------------  ---------  -------
  ASSETS                                                                1999      1998
------------------------------------------------------------------  ---------  -------
Cash and due from banks (note 2)                                    $ 17,501    12,269
------------------------------------------------------------------  ---------  -------
Investment securities available for sale (note 3)                    126,159   132,060
------------------------------------------------------------------  ---------  -------
Mortgage loans held for sale, lower of cost or market                 14,892    66,755
------------------------------------------------------------------  ---------  -------
Loans  (note 4)                                                      364,419   329,196
  Less:
    Allowance for possible loan losses  (note 4)                       4,636     4,750
    Unearned income and deferred loan fees                               332     2,388
------------------------------------------------------------------  ---------  -------
Net loans                                                            359,451   322,058

Premises and equipment  (note 5)                                      11,547    10,936
Goodwill, net of amortization                                          2,210     2,515
Assets of discontinued operations (note 18)                            2,878     5,686
Other assets                                                           6,212     6,003
------------------------------------------------------------------  ---------  -------
                                                                    $540,850   558,282
==================================================================  =========  =======
  LIABILITIES AND STOCKHOLDERS' EQUITY
==================================================================  =========  =======
Liabilities:
  Deposits:
    Noninterest-bearing                                               52,274    50,371
    Interest-bearing  (note 6)                                       408,143   404,621
------------------------------------------------------------------  ---------  -------
Total deposits                                                       460,417   454,992
  Other borrowings  (note 7)                                          39,486    54,497
  Other liabilities                                                    3,539     7,248
------------------------------------------------------------------  ---------  -------
Total liabilities                                                    503,442   516,737
------------------------------------------------------------------  ---------  -------
Stockholders' equity:
  Common stock, $.33 1/3 par value; 25,000,000 shares authorized,
    4,369,663 and 4,343,710 shares issued and outstanding in 1999
    and 1998, respectively                                             1,457     1,448
  Additional paid-in capital                                           6,830     6,439
  Accumulated other comprehensive (loss) earnings  (note 8)           (3,164)      934
  Retained earnings  (notes 11 and 12)                                32,285    32,724
------------------------------------------------------------------  ---------  -------
Total stockholders' equity                                            37,408    41,545
Commitments and contingent liabilities (notes 13 and 14)
------------------------------------------------------------------  ---------  -------
                                                                    $540,850   558,282
==================================================================  =========  =======
See accompanying notes to consolidated financial statements.

Consolidated  Statements  of  Earnings

Years  Ended  December  31,  1999,  1998,  and  1997
(Dollars  in  thousands,  except  share  data)
----------------------------------------------------

                                                                            1999      1998      1997
----------------------------------------------------------------------  ---------  --------  --------
Interest income:
  Interest and fees on loans                                            $ 28,452    29,385    28,537
  Interest and dividends on investment securities available for sale:
    Taxable                                                                6,825     8,095     8,325
    Nontaxable                                                             1,025       657       582
  Interest on excess funds sold                                               93        73        33
  Interest on mortgage loans held for sale                                 1,855     2,394     1,557
----------------------------------------------------------------------  ---------  --------  --------
Total interest income                                                     38,250    40,604    39,034
----------------------------------------------------------------------  ---------  --------  --------
Interest expense:
  Interest on deposits                                                    16,910    17,796    17,355
  Interest on other borrowings                                             1,899     2,165     2,234
----------------------------------------------------------------------  ---------  --------  --------
Total interest expense                                                    18,809    19,961    19,589
----------------------------------------------------------------------  ---------  --------  --------
Net interest income before provision for possible loan losses             19,441    20,643    19,445
Provision for possible loan losses  (note 4)                                 695       713     1,128
----------------------------------------------------------------------  ---------  --------  --------
Net interest income after provision for possible loan losses              18,746    19,930    18,317
----------------------------------------------------------------------  ---------  --------  --------
Other operating income:
  Trust fees                                                                 826       769       662
  Deposit service charges                                                    401       358       375
  Other service charges                                                    1,647     1,224     1,178
  Investment securities gains, net  (note 3)                                 250       154       210
  Mortgage loan origination income                                         1,039     1,820     1,113
  Other income                                                             1,320     1,211       900
----------------------------------------------------------------------  ---------  --------  --------
Total other operating income                                               5,483     5,536     4,438
----------------------------------------------------------------------  ---------  --------  --------
Other operating expenses:
  Salaries and employee benefits  (note 9)                                10,084    11,202    10,928
  Net occupancy expense of premises                                        1,294     1,405     1,332
  Furniture and fixtures                                                   1,440     1,399     1,382
  Office supplies                                                            377       412       339
  Outside services                                                           948       911       636
  Advertising expense                                                        400       438       412
  FDIC insurance assessment                                                   52        51        49
  Postage and courier expense                                                377       472       352
  Telephone expense                                                          343       309       431
  Loss on sale of loans                                                      514         -         -
  Amortization expense-goodwill                                              305       388       388
  Other expenses                                                           2,239     2,178     2,035
----------------------------------------------------------------------  ---------  --------  --------
Total other operating expenses                                            18,373    19,165    18,284
----------------------------------------------------------------------  ---------  --------  --------
Earnings before income taxes                                               5,856     6,301     4,471
Income tax expense  (note 8)                                               1,809     2,142     1,461
----------------------------------------------------------------------  ---------  --------  --------
Net earnings from continuing operations                                 $  4,047     4,159     3,010
----------------------------------------------------------------------  ---------  --------  --------
Discontinued operations (note 18)                                       $ (3,786)      576         3
----------------------------------------------------------------------  ---------  --------  --------
Net earnings                                                            $    261     4,735     3,013
----------------------------------------------------------------------  ---------  --------  --------
Net earnings applicable to common stock                                 $    261     4,712     2,811
----------------------------------------------------------------------  ---------  --------  --------
Basic earnings per common share from
  Continuing operations                                                 $   0.93      0.96      0.68
  Discontinued operations                                                  (0.87)     0.13      0.00
  Net earnings                                                              0.06      1.09      0.68
Diluted earnings per common share from
  Continuing operations                                                 $   0.92      0.95      0.67
  Discontinued operations                                                  (0.86)     0.13      0.00
  Net earnings                                                              0.06      1.08      0.67
======================================================================  =========  ========  ========
See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 1999, 1998, and 1997
(Dollars in thousands, except share data)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated Other
                                                                                                              Comprehensive
                                                                        Preferred   Common             Retained   (loss)
                                                                          stock     stock    Surplus   earnings  earnings  Total
----------------------------------------------------------------------  ---------  --------  --------  -------  -------  -------
Balance as of January 1, 1997                                           $  2,600     1,382     4,310   26,223      447   34,962
Comprehensive earnings
  Net earnings                                                                 -         -         -    3,013        -    3,013
  Unrealized gain on investment securities                                     -         -         -        -      425      425
  Reclassified adjustments for gains included
     in net earnings                                                           -         -         -        -     (210)    (210)
  Income tax effect                                                            -         -         -        -      (85)     (85)
                                                                                                                         -------
  Total comprehensive earnings                                                 -         -         -        -        -    3,143
Issuance of 27,326 shares of common stock                                      -        10       248        -        -      258
Redemption of preferred stock with issuance of
  132,622 shares of common stock                                          (2,300)       44     1,415        -        -     (841)
Cash dividends on preferred stock                                              -         -         -     (202)       -     (202)
Cash dividends on common stock ($0.11 per share)                               -         -         -     (458)       -     (458)
----------------------------------------------------------------------  ---------  --------  --------  -------  -------  -------
Balance as of December 31, 1997                                         $    300     1,436     5,973   28,576      577   36,862
Comprehensive earnings
  Net earnings                                                                 -         -         -    4,735        -    4,735
  Unrealized gain on investment securities                                     -         -         -        -      727      727
  Reclassified adjustments for gains included
     in net earnings                                                           -         -         -        -     (154)    (154)
  Income tax effect                                                            -         -         -        -     (216)    (216)
                                                                                                                         -------
Issuance of 38,524 shares of common stock                                      -        12       466        -        -      478
Redemption of preferred shares                                              (300)        -         -        -        -     (300)
Cash dividends on preferred stock                                              -         -         -      (23)       -      (23)
Cash dividends on common stock ($0.13 per share)                               -         -         -     (564)       -     (564)
----------------------------------------------------------------------  ---------  --------  --------  -------  -------  -------
Balance as of December 31, 1998                                         $      0     1,448     6,439   32,724      934   41,545
Comprehensive loss
  Net earnings                                                                 -         -         -      261        -      261
  Unrealized loss on investment securities                                     -         -         -        -   (6,431)  (6,431)
  Reclassified adjustments for gains included
     in net earnings                                                           -         -         -        -     (250)    (250)
  Income tax effect                                                            -         -         -        -    2,583    2,583
                                                                                                                         -------
  Total comprehensive loss                                                     -         -         -        -        -   (3,837)
Issuance of 25,953 shares of common stock                                      -         9       391        -        -      400
Cash dividends on common stock ($0.16 per share)                               -         -         -     (700)       -     (700)
----------------------------------------------------------------------  ---------  --------  --------  -------  -------  -------
Balance at December 31, 1999                                            $      0     1,457     6,830   32,285   (3,164)  37,408
======================================================================  =========  ========  ========  =======  =======  =======
See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows

Years Ended December 31, 1999, 1998, and 1997
(Dollars in thousands)                                                      1999      1998      1997
----------------------------------------------------------------------  ---------  --------  --------
Cash flows from continuing operating activities:
  Interest received                                                     $ 36,335    40,231    38,507
  Fees received                                                            4,779     5,488     4,451
  Net decrease (increase) in mortgage loans held for sale                 52,091   (22,600)  (24,411)
  Interest paid                                                          (19,101)  (19,965)  (19,162)
  Cash paid to suppliers and employees                                   (17,806)  (16,712)  (16,136)
  Income taxes paid                                                       (1,002)   (2,695)   (1,784)
----------------------------------------------------------------------  ---------  --------  --------
Net cash provided by (used in) continuing operating activities            55,296   (16,253)  (18,535)
----------------------------------------------------------------------  ---------  --------  --------
Cash flows from investing activities:
  Proceeds from:
    Maturities of investment securities available for sale                16,696    40,639    29,837
    Sales of investment securities available for sale                     26,828    38,406    59,152
  Purchases of investment securities available for sale                  (44,611)  (80,197)  (85,310)
  Net increase in loans                                                  (37,297)  (14,331)  (23,371)
  Premises and equipment expenditures                                     (1,885)   (1,883)   (1,925)
----------------------------------------------------------------------  ---------  --------  --------
Net cash used in investing activities                                    (40,269)  (17,366)  (21,617)
----------------------------------------------------------------------  ---------  --------  --------
Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW accounts,
     and savings accounts                                                  7,685    34,885    (1,026)
  Net (decrease) increase in certificates of deposit                      (2,260)   (5,210)   21,415
  Dividends paid on preferred stock                                            -       (23)     (202)
  Dividends paid on common stock                                            (609)     (510)     (208)
  Net proceeds from short-term debt                                      (10,761)    5,141    19,468
  Issuance of long term debt                                                   -     1,000     1,000
  Repayment of long-term debt                                             (4,250)     (950)     (900)
  Redemption of preferred stock                                                -      (300)   (2,300)
  Issuance of common stock                                                   400       478     1,717
----------------------------------------------------------------------  ---------  --------  --------
Net cash (used in) provided by financing activities                       (9,795)   34,511    38,964
----------------------------------------------------------------------  ---------  --------  --------
Net change in cash and due from banks from continuing operations           5,232       892    (1,188)
Cash and due from banks at beginning of year                              12,269    11,377    12,565
----------------------------------------------------------------------  ---------  --------  --------
Cash and due from banks at end of year                                  $ 17,501    12,269    11,377
----------------------------------------------------------------------  ---------  --------  --------
Reconciliation of net earnings to net cash provided
  by (used in) continuing operating activities:
    Net earnings                                                        $    261     4,735     3,013
    Adjustments to reconcile net earnings to net cash provided by continuing operating activities:
        Discontinued Operations                                            3,786      (576)       (3)
        Depreciation and amortization                                      1,681     1,796     1,801
        Provision for possible loan losses                                   695       713     1,128
        Gains on sale of investment securities                              (250)     (154)     (210)
      Increase (decrease) in:
        Income taxes payable                                                 807      (553)     (323)
        Interest payable                                                    (292)       (5)      426
        Unearned income                                                   (2,056)       36      (821)
        Other liabilities                                                 (1,114)      833       348
      Decrease (increase) in:
        Interest receivable                                                  208      (358)      363
        Other assets                                                        (454)      105       223
      Decrease (increase) in mortgage loans held for sale                 52,091   (22,600)  (24,411)
      Discount accretion recorded as income                                 (369)     (485)     (380)
      Premium amortization charged against income                            302       260       311
----------------------------------------------------------------------  ---------  --------  --------
Net cash provided by (used in) continuing operating activities          $ 55,296   (16,253)  (18,535)
======================================================================  =========  ========  ========
Net change in cash and due from banks from discontinued operations      $ (2,080)    1,194       813
======================================================================  =========  ========  ========

See accompanying notes to consolidated financial statements.

Years  Ended  December  31,  1999,  1998,  and  1997
----------------------------------------------------
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The consolidated financial statements of Castle BancGroup, Inc. and subsidiaries (Company) are prepared in conformity with generally accepted accounting principles and prevailing practices of the financial services industry which require management to make estimates that affect the reported financial position and results of operations. Actual results could differ from those estimates. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

     (A) BASIS OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, Castle Bank, N.A. (CB), First National Bank in DeKalb (FNB), Castle Finance Company (CFC), CasBanc Mortgage, Inc. (CMI), and SBI Illinois, Inc., which owns 100% of Castle Bank Harvard, N.A. (CBH). Significant intercompany transactions and accounts have been eliminated in consolidation. CMI is reported as a discontinued operation (see note 18).

     (B) INVESTMENT SECURITIES AVAILABLE FOR SALE. Investments in debt and equity securities have been classified as available-for-sale and reported at fair value. The amortized valued is adjusted for amortization of premiums and accretion of discounts using a method that approximates level yield. Unrealized gains and losses, net of related deferred income taxes, are reported in stockholders' equity.

     Gains and losses from the sale of investment securities prior to maturity are computed under the specific identification method and are included in investment securities gains, net, in the consolidated statement of earnings.

     (C) MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale are valued at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements on an aggregate basis. Holding costs are treated as period costs. The mortgage loans held for sale presented on the Company's Consolidated Balance Sheets represent mortgages currently held for sale by the Subsidiary Banks. These balances relate to both mortgages originated in the banking segment, as well as mortgages originated by CMI and subsequently sold to the Subsidiary Banks to hold for sale to third party investors. Mortgage loans held for sale by CMI (i.e., those not sold to the Subsidiary Banks) are presented in assets of discontinued operations on the Consolidated Balance Sheets.

     (D) MORTGAGE LOAN ORIGINATION INCOME. Gains or losses on sales and service release premiums of mortgage loans held for sale are recognized at the time the loans are purchased by the permanent investor and are based upon the difference between the selling price and the carrying value of the related mortgage loan sold. All mortgage loans are sold servicing released, and the related premiums are recognized at the time loans are sold. Points, application and other origination fees, net of appraisal, credit report and inspection costs, are recognized at closing on mortgage loans held for sale. The mortgage loan origination income presented on the Company's Consolidated Statements of Earnings represents the income derived from the mortgage lending activities of the banking segment. The mortgage loan origination income produced by CMI is presented as a component of discontinued operations in the Consolidated Statements of Earnings.

     (E) LOANS. Loans are carried at the principal balance outstanding. Interest on loans is computed on the principal balance outstanding, except that interest on certain consumer loans is recognized using the sum-of-the-months-digit method. No interest income on non-accrual and impaired loans is recognized until the principal is collected. Loans are generally placed on non-accrual status when they are past due 90 days as to either interest or principal. However, loans well secured and in the process of collection may remain on accrual status, at the judgment of senior credit management. A non-accrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future payments are no longer in doubt.

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

     (F) LOAN FEES. The Subsidiaries defer all material fees and costs associated with the origination of loans and leases. Such fees and costs are amortized, using a level yield method, over the period to maturity or sale date of the loans and leases.

     (G) ALLOWANCE FOR POSSIBLE LOAN LOSSES. An allowance for possible loan losses is maintained at a level deemed adequate by management to provide for known and inherent losses in the loan portfolio. The allowance is based upon a continuing review of specific loans, past loan loss experience, current economic conditions that may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans deemed to be uncollectible are charged off and deducted from the allowance. The provision for possible loan losses and recoveries on loans previously charged off are added to the allowance.

     (H) PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to expense on a straight-line or accelerated basis over the estimated useful lives of the respective assets, as follows: building and improvements, 15 to 40 years; and furniture, fixtures, and equipment, 3 to 10 years.

     (I) GOODWILL. The total cost of the Company's acquisitions of various subsidiaries relating to continuing operations exceeded their fair value of net assets acquired by approximately $5,892,000. This amount, net of accumulated amortization of $3,682,000 and $3,377,000 at December 31, 1999 and 1998,
respectively, is shown as goodwill in the accompanying consolidated balance sheets.

     The cost of the Company's acquisition of CMI (i.e. discontinued operations) exceeded the fair value of the net assets acquired by approximately $1,922,000. The remaining carrying value of CMI's goodwill was written-off at December 31, 1999, such that the accumulated amortization was $1,922,000 and $470,000 at December 31, 1999 and 1998, respectively.

     The goodwill for continuing operations is being amortized on a straight line basis over 15 years. Goodwill and other valuation intangibles are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable.

     (J) OTHER REAL ESTATE OWNED. Other real estate owned includes foreclosures and property acquired in forgiveness of debt, and is included in other assets in the accompanying consolidated balance sheets. These properties are carried at the lower of cost or fair market value, less the estimated costs of disposal. Losses arising from the acquisition of property in full or partial satisfaction of loans are treated as loan losses. Any subsequent losses are charged to other expenses.

     (K) INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (NOL) and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company and Subsidiaries file a consolidated Federal and State income tax returns.

     (L) EARNINGS PER SHARE. Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number common shares outstanding, increased by the assumed conversion of the convertible preferred stock and exercise of the Company's stock options. All information relating to per common share data reflects the May 1999 2-for-1 stock split in the form of a 100% stock dividend.

     The components of basic and diluted EPS for the years ended December 31, 1999, 1998, and 1997 were as follows:

     The components of basic and diluted EPS for the years ended December 31, 1999, 1998, and 1997 were as follows:

                                     (Dollars in thousands, except share data)

                                                                               1999        1998       1997
-------------------------------------------------------------------------  -----------  ---------- ----------
Basic EPS:
  Net earnings                                                                     261       4,735        3,013
  Less:  preferred stock dividends                                                   -         (23)        (202)
                                                                           -----------  -----------  -----------
    Net earnings available to common stockholders                          $       261       4,712        2,811
                                                                           -----------  -----------  -----------

  Average common shares                                                      4,358,888    4,327,28    4,158,502
                                                                           ===========  ===========  ===========

  Basic EPS                                                                $      0.06        1.09         0.68
                                                                           -----------  -----------  -----------

Diluted EPS
  Net earnings available to common stockholders                            $       261       4,712        2,811
  Assumed conversion of preferred stock (anti-dilutive in 1997)                      -          23          N/A

  Net earnings available to common stockholders after assumed conversion   $       261       4,735        2,811
                                                                           ===========  ===========  ===========

  Average common shares                                                      4,358,888   4,327,288    4,158,502

  Assumed conversion of preferred stock (anti-dilutive in 1997)                      -      21,818          N/A

  Assumed exercise of stock options                                             56,459      37,438       44,376
                                                                           -----------  -----------  -----------

  Average common shares after assumed conversions                            4,415,347   4,386,544    4,202,878
                                                                           ===========  ===========  ===========

Diluted EPS                                                                $      0.06        1.08         0.67
                                                                           ===========  ===========  ===========

(2) CASH AND DUE FROM BANKS - Certain of the Company's subsidiary banks, which are members of the Federal Reserve System, are required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The reserves required to be maintained at the Federal Reserve Bank averaged $3,275,000 and $1,060,000 in 1999 and 1998, respectively. Cash and due from banks include cash on hand and in banks with original maturities of three months or less.

(3) INVESTMENT SECURITIES - A comparison of amortized cost and fair value of investment securities available for sale at December 31, 1999 and 1998 follows:
                                                          (Dollars in thousands)

                                                                 December 31, 1999
-----------------------------------------------  ----------------------------------------------------
                                                                     Gross       Gross
                                                 Amortized           Unrealized  Unrealized   Fair
                                                 Cost                Gains       Losses       Value
-----------------------------------------------  ------------------  ----------  -----------  -------
U.S. Treasury and agency obligations             $           66,617           3      (2,352)   64,268
Obligations of state and political subdivisions              20,350          14        (930)   19,434
Mortgage-backed securities                                   41,569           6      (1,939)   39,636
-----------------------------------------------  ------------------  ----------  -----------  -------
Total debt securities                            $          128,536          23      (5,221)  123,338
-----------------------------------------------  ------------------  ----------  -----------  -------
Federal Home Loan Bank stock                     $            2,052           -           -     2,052
Other equity securities                                         769           -           -       769
-----------------------------------------------  ------------------  ----------  -----------  -------
Total securities                                 $          131,357          23      (5,221)  126,159
===============================================  ==================  ==========  ===========  =======


                                                                  December 31, 1998
-----------------------------------------------  ----------------------------------------------------
                                                                          Gross        Gross
                                                          Amortized  Unrealized   Unrealized     Fair
                                                               Cost       Gains       Losses    Value
-----------------------------------------------  ------------------  ----------  -----------  -------
U.S. Treasury and agency obligations             $           66,082       1,008         (17)   67,073
Obligations of state and political subdivisions              15,329         277         (36)   15,570
Mortgage-backed securities                                   47,050         381        (130)   47,301
-----------------------------------------------  ------------------  ----------  -----------  -------
Total debt securities                            $          128,461       1,666        (183)  129,944
-----------------------------------------------  ------------------  ----------  -----------  -------
Federal Home Loan Bank stock                     $            1,673           -           -     1,673
Other equity securities                                         433           -           -       443
-----------------------------------------------  ------------------  ----------  -----------  -------
Total securities                                 $          130,577       1,666        (183)  132,060
===============================================  ==================  ==========  ===========  =======

     The amortized cost and fair value of securities available for sale at December 31, 1999 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          (Dollars in thousands)

                                            December  31,  1999
                                        ---------------------------

                                        Amortized Cost   Fair Value
                                        ---------------  ----------
Due in one year or less                 $         6,255       6,242
Due after one year through five years            35,225      34,259
Due after five years through ten years           32,578      31,308
Due after ten years                              12,909      11,893
--------------------------------------  ---------------  ----------
                                                 86,967      83,702
Mortgage-backed securities                       41,569      39,636
--------------------------------------  ---------------  ----------
Total debt securities                           128,536     123,338
Federal Home Loan Bank stock                      2,052       2,052
Other equity securities                             769         769
--------------------------------------  ---------------  ----------
Total securities                        $       131,357     126,159
======================================  ===============  ==========

     Gross gains of approximately $312,000, $167,000, and $409,000 occurred from security activity during 1999, 1998, and 1997, respectively. Gross losses of approximately $62,000, $13,000, and $199,000 occurred from security activity during 1999, 1998, and 1997, respectively. All security gains and losses were as a result of transactions involving available-for-sale securities.

     Investment securities carried at approximately $82,802,000 and $83,062,000 at December 31, 1999 and 1998, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

(4) LOANS - The composition of the loan portfolio at December 31 is as follows:

                                                          (Dollars in thousands)

                                             1999     1998
                                         --------  -------
Commercial, financial, and agricultural  $105,163   85,790
Real estate mortgage                      240,743  213,760
Consumer                                   18,144   29,168
Lease financing receivables                   369      478
---------------------------------------  --------  -------
Total                                    $364,419  329,196
=======================================  ========  =======

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

     The components of non-performing loans and leases are as follows at December 31:

                                                          (Dollars in thousands)

                                         1999   1998
-------------------------------------  ------  -----
Non-accrual loans and leases           $2,685  2,262
Restructured loans                        120    208
-------------------------------------  ------  -----
Total non-performing loans and leases  $2,805  2,470
=====================================  ======  =====


     Loans past due 90 days or more and still accruing interest are not included above and totaled $573,000 and $347,000 at December 31, 1999 and 1998, respectively.

     Non-accrual and restructured loans and leases had the following effect on interest income for the years ended December 31:

                                                          (Dollars in thousands)

                                                               1999  1998  1997
                                                              -----  ----  ----
Income recognized                                             $ 101    65    27
Income which would have been recognized under original terms    168   175   344
                                                              =====  ====  ====

     Impaired loan information at December 31, 1999, 1998, and 1997 is as follows:
                                                          (Dollars in thousands)

                                                                    1999  1998   1997
----------------------------------------------------------------  ------  ----  -----
Impaired loans for which a related allowance has been allocated   $  883    54    821
Impaired loans for which no allowance has been allocated             907   864  1,841
----------------------------------------------------------------  ------  ----  -----
Total loans determined to be impaired                             $1,790   918  2,662
----------------------------------------------------------------  ------  ----  -----
Allowance allocated to impaired loans, included in the allowance
  for possible loan losses                                        $  182    10    210
================================================================  ======  ====  =====

     Impaired  loans  averaged  $1,354,000,  $1,790,000,  and $2,152,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Of the $1,790,000 of impaired loans at December 31, 1999, $473,000 represented loans still accruing interest and $1,317,000 represented non-accrual loans. Of the $918,000 of impaired loans at December 31, 1998, $232,000 represented loans still accruing interest and $686,000 represented non-accrual loans.

     At various times throughout the year, certain officers and directors of the Company and its affiliates have borrowed money from the subsidiary banks. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other bank customers.

     The following summarizes activity on loans, including renewals, made to related parties during 1999 and 1998:

                                       (Dollars in thousands)

                                         1999     1998
------------------------------------  --------  -------
Loans outstanding, beginning of year  $ 5,666    3,829
New loans, renewals, and advances         295    3,367
Loan payments                          (3,871)  (1,530)
------------------------------------  --------  -------
Loans outstanding, end of year        $ 2,090    5,666
====================================  ========  =======

     The following is a summary of activity in the allowance for possible loan losses:
                                                 (Dollars in thousands)

                                              1999   1998   1997
                                            ------  -----  -----
Balance, beginning of year                  $4,750  4,646  3,774
Provision charged to expense                   695    713  1,128
Additions to dealer reserves                     -      -     33
Recoveries on loans previously charged off     198    425    448
------------------------------------------  ------  -----  -----
                                             5,643  5,784  5,383
Less loans charged off                         567  1,034    737
Less allowance for loans sold                  440      -      -
------------------------------------------  ------  -----  -----
Balance, end of year                        $4,636  4,750  4,646
==========================================  ======  =====  =====

(5) PREMISES AND EQUIPMENT - The components of premises and equipment at December 31 were as follows:

                                         (Dollars in thousands)

                                       1999    1998
                                    -------  ------
Land and land improvements          $ 2,057   1,574
Building and improvements            11,659  11,228
Furniture, fixtures, and equipment    7,380   7,363
----------------------------------  -------  ------
                                     21,096  20,165
Less accumulated depreciation         9,549   9,229
----------------------------------  -------  ------
Total                               $11,547  10,936
==================================  =======  ======

(6) DEPOSITS - The aggregate amount of large time deposits, each with a minimum denomination of $100,000, was $58,693,000 and $56,612,000 at December 31, 1999 and 1998, respectively. Included in these totals were $297,000 and $693,000 of brokered deposits at December 31, 1999 and 1998, respectively, with an interest rate of 6.75% in 1999 and interest rates from 6.20% to 6.75% in 1998.

(7) OTHER BORROWINGS - The components of other borrowings at December 31 are as follows:

                                                          (Dollars in thousands)

                                                                             1999    1998
                                                                          -------  ------
Repurchase agreements                                                     $   336     313
Federal funds purchased                                                    24,500  33,900
Federal Home Loan Bank borrowings                                           7,700   7,700
Secured term loan dated July 10, 1990, as amended, with interest at the
  60 day LIBOR rate plus 1.625% (7.135% at December 31, 1999), principal payable in 2 semi-annual payments remaining from June 30, 1999 through
  December 31, 2000                                                         6,050   8,300
Other                                                                         900   4,284
                                                                          -------  ------
Total                                                                     $39,486  54,497
                                                                          =======  ======

     The secured term loan with a balance outstanding of $6,050,000 at December 31, 1999, is secured by the stock of the subsidiaries and contains certain restrictive covenants, including restrictions on dividends to stockholders, maintenance of various capital adequacy levels, maintenance of allowance for loan losses, restrictions on non-performing assets, attainment of a minimum return on average assets, and certain restrictions with regard to other indebtedness. The Company is in compliance with all restrictive covenants as of December 31, 1999. The restriction on dividends to stockholders is described further in note 11.

     Federal Home Loan Bank borrowings are collateralized by Federal Home Loan Bank stock and first mortgage real estate loans. As of December 31, 1999, the notes mature from 2000 through 2008 and have variable interest rates with an average of 5.67%. Certain Federal Home Loan Bank borrowings with call features have been classified as short-term borrowings by the Company. CB and FNB have collateral pledge agreements whereby they have agreed to keep on hand at all times, free of all other pledges, loans, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank.

     Included in other borrowings is a line of credit agreement of $7,500,000 with an outstanding balance at December 31, 1999 and 1998 of $0 and $3,825,000, respectively. The rate applicable to the outstanding balance at December 31, 1998 was 6.63%. The line of credit is secured by outstanding stock of the Subsidiaries, which are 100% owned by the Company. The Company also had another line of credit of $3,000,000 at December 31, 1998 with no outstanding balance, which was canceled during 1999.

     Scheduled  payments  on  other  borrowings,  through  maturity,  are:

                                                          (Dollars in thousands)

                                           Year ended December 31  Amount
                                           ----------------------  -------

                                           2000                    $38,486
                                           2001                    $ 1,000
                                           ======================  =======

(8) INCOME TAXES - The components of Federal income tax expense (benefit) for 1999, 1998, and 1997 were as follows:


                                                      (Dollars in thousands)
                                                       1999    1998    1997
                                                     -------  ------  ------
                                           Current   $2,037   2,270   2,081
                                           Deferred    (228)   (128)   (620)
                                           --------  -------  ------  ------
                                           Total     $1,809   2,142   1,461
                                           ========  =======  ======  ======

     The reasons for the difference between income taxes in the statements of earnings and the amount computed by applying the statutory Federal income tax rate of 34% in 1999, 1998 and 1997 are as follows:

                                                          (Dollars in thousands)

                                                    1999    1998    1997
                                                  -------  ------  ------
Tax expense at statutory rate                     $1,991   2,142   1,520
Tax-exempt interest, net of premium amortization    (462)   (253)   (211)
Nondeductible amortization                           154     158     156
Other, net                                           126      95      (4)
------------------------------------------------  -------  ------  ------
Total income tax expense                          $1,809   2,142   1,461
================================================  =======  ======  ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                         (Dollars in thousands)
                                                 1999     1998
                                               -------  -------
Deferred tax assets:
  Deferred loan fees                           $    -       40
  Allowance for loan losses                     1,324    1,266
  Unrealized losses on investment securities    1,968        -
  Other                                           110       13
  Deferred compensation                           195      281
---------------------------------------------  -------  -------
Total gross deferred tax assets                 3,597    1,600
---------------------------------------------  -------  -------
Deferred tax liabilities:
  Purchase accounting adjustments                (407)    (464)
  Accretion on investments                        (10)     (45)
  Depreciation                                   (265)    (257)
  Unrealized gains on investment securities         -     (504)
  Net lease adjustment                             (9)     (52)
  Other, net                                      (25)     (97)
---------------------------------------------  -------  -------
Total gross deferred tax liabilities             (716)  (1,419)
---------------------------------------------  -------  -------
Net deferred tax assets (liabilities)           2,881      181
=============================================  =======  =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the capacity to carry back net operating losses, scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

(9) EMPLOYEE BENEFIT PLANS - The Company maintains a profit-sharing plan, which was amended and restated as of January 1, 1999. The amended plan covers substantially all officers and employees of the Company. Under provisions of the plan, the Company may elect to provide discretionary contributions. Prior to the amendment as of January 1, 1999, the Company was required to make minimum annual contributions of 7.5% of net operating profits, as defined in the previous plan. Contributions by the Company to the plan totaled $449,000, $908,000, and $672,000 in 1999, 1998, and 1997, respectively.

     In 1995, the Company instituted a non-qualified supplemental employee profit sharing plan. The supplemental plan covers certain officers and employees of the Company whose contributions under the qualified profit sharing plan were limited by the Internal Revenue Code of 1986 (the Code), as amended. Under the non-qualified plan, the Company is required to accrue a liability for the contribution that was limited by the Code. Contributions paid by the Company to the plan totaled approximately $18,000, $14,000, and $15,000 in 1999, 1998, and 1997, respectively.

     In 1992, the Company instituted an Employee Stock Purchase Plan covering substantially all officers and employees of the Company. In 1999, that plan was replaced by a newly instituted Dividend Reinvestment and Stock Purchase Plan
(Plan). The Company incurs no costs associated with the Plan except for nominal administration expenses. Under the stock purchase portion of the Plan, employees may purchase original issue Company stock at market prices up to a maximum limit established within the Plan. Under the dividend reinvestment portion of the Plan, shareholders of the Company may elect to purchase original issue Company stock at market prices in lieu of receiving the cash dividend.

     On December 23, 1994, the Company adopted a Stock Benefit Plan covering key managerial employees and non-employee directors of the Company and its Subsidiaries. The Stock Benefit Plan provides for the grant of incentive stock options, non-qualified stock options, limited rights, stock appreciation rights, and restricted stock. The Company may award options to acquire up to 7.5% of its issued and outstanding common stock, with no options being granted after October 31, 2004. The exercise price on outstanding non-qualified stock options ranges from $7.00 to $16.00 per share at December 31, 1999. Non-qualified stock options issued are exercisable at not less than the current common stock market value at the date of grant. The outstanding options vest ratably over a four-year term. The following table presents certain information pursuant to the Stock Benefit Plan, at December 31:

                                                         December 31, 1999  December 31, 1998
                                                       --------------------------------------
                                                                    Average            Average
                                                           Shares    Price    Shares    Price
                                                           ------    -----    ------    -----
Options outstanding at beginning of year                  263,600   $  9.05  218,500   $ 7.77
Options granted                                            16,000   $ 16.00   50,000   $14.64
Options exercised                                          (1,600)  $  8.63   (3,150)  $ 7.02
Options forfeited                                          (2,400)  $ 14.42   (1,750)  $12.64
--------------------------------------------------------  --------  -------  --------  ------
Options outstanding at end of year                        275,600   $  9.41  263,600   $ 9.05
--------------------------------------------------------  --------  -------  --------  ------
Options exercisable at end of year                        205,475   $  7.88  146,826   $ 7.35
--------------------------------------------------------  --------  -------  --------  ------
Options available to grant under the plan at end of year   28,825             40,478
========================================================  ========  =======  ========  ======

     The Company applies APB opinion No. 25 and related interpretations in accounting for the Stock Benefit Plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                       (Dollars in thousands, except per share data)
                                                         1999   1998
----------------------------------------  -----------  ------  ------
Net earnings from continuing operations   As reported  $4,047  4,159
                                          Pro forma     4,002  4,029
Net earnings                              As reported  $  261  4,735
                                          Pro forma       216  4,605
Basic earnings per share from continuing  As reported  $ 0.93   0.96
  operations                              Pro forma      0.92   0.93
Basic earnings per share                  As reported  $ 0.06   1.09
                                          Pro forma      0.05   1.06
----------------------------------------  -----------  ------  ------


     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

(10) PREFERRED STOCK - In 1993, the Company issued 2,600 shares of Perpetual Preferred Stock. On December 31, 1997, the Company redeemed 2,300 shares of its outstanding Perpetual Preferred Stock. Of the 2,300 shares, 841 shares were redeemed for cash, and 1,459 shares were exchanged into 132,622 shares of the Company's common stock. On December 31, 1998, the remaining 300 shares were redeemed for cash.

(11) DIVIDEND LIMITATIONS - The amendment to the secured term loan agreement contains several restrictive covenants, including restrictions on dividends to stockholders, and other restrictions as described in note 7. Future cash dividends, in addition to dividends on preferred stock are limited to 50% of the Company's net after-tax earnings for the immediately preceding eight fiscal quarters of the Company. As of December 31, 1999, the Company had $1,213,000 of unrestricted earnings available for additional cash dividends.

     National banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Generally, the regulations provide that dividends are limited to net earnings for the current and two preceding years, reduced by dividends paid and transfers to permanent capital. At December 31, 1999, subject to minimum regulatory capital guidelines, FNB, CBH, and CB could, without prior approval of regulatory authorities, declare dividends of approximately $3,927,000, $299,000, and $2,433,000, respectively.


(12) REGULATORY CAPITAL REQUIREMENTS - The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Company and subsidiaries to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. Management believes, as of December 31, 1999 and 1998, that the Company and subsidiaries meet all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the federal banking agencies categorized each of the Company and subsidiaries as well capitalized at December 31, 1999 and 1998 under the regulatory capital framework for prompt corrective action. There are no conditions or events since notification that management believes have changed the Company and subsidiaries' status. Minimum capital requirements and actual capital amounts and ratios as of December 31, 1999 and 1998 are as follows:

                                                                   (Dollars in thousands)

                                                             December  31,  1999
                                                    -------------------------------------
                                                                         Well
                                                    Actual     Actual Capitalized Minimum
                                                    Amount     Ratio     Ratio     Ratio
-------------------------------------------------  -------  ------------  --------  -----
Total  risk-based  capital  to  risk-weighted  assets:
  Castle BancGroup, Inc.                           $42,999        11.11%    10.00%  8.00%
  First National Bank in DeKalb                     21,801        10.90%    10.00%  8.00%
  Castle Bank N.A.                                  16,871        12.54%    10.00%  8.00%
  Castle Bank Harvard, N.A.                          7,333        14.37%    10.00%  8.00%
-------------------------------------------------  -------  ------------  --------  -----
Tier I capital to risk-weighted assets:
  Castle Bancgroup, Inc.                           $38,362         9.91%     6.00%  4.00%
  First National Bank in DeKalb                     19,736         9.87%     6.00%  4.00%
  Castle Bank N.A.                                  15,194        11.30%     6.00%  4.00%
  Castle Bank Harvard, N.A.                          6,695        13.12%     6.00%  4.00%
-------------------------------------------------  -------  ------------  --------  -----
Tier I capital to average assets:
  Castle BancGroup, Inc.                           $38,362         7.26%     5.00%  4.00%
  First National Bank in DeKalb                     19,736         7.33%     5.00%  4.00%
  Castle Bank N.A.                                  15,194         7.80%     5.00%  4.00%
  Castle Bank Harvard, N.A.                          6,695         9.60%     5.00%  4.00%
=================================================  =======  ============  ========  =====


                                                              December 31, 1998
                                                    -------------------------------------
                                                                Well
                                                    Actual     Actual  Capitalized  Minimum
                                                    Amount     Ratio        Ratio    Ratio
-------------------------------------------------  -------  ------------  --------  -----
Total risk-based capital to risk-weighted assets:
  Castle BancGroup, Inc.                           $41,284        11.08%    10.00%  8.00%
  First National Bank in DeKalb                     20,341        11.22%    10.00%  8.00%
  Castle Bank N.A.                                  15,679        11.59%    10.00%  8.00%
  Castle Bank Harvard, N.A.                          7,020        13.15%    10.00%  8.00%
-------------------------------------------------  -------  ------------  --------  -----
Tier I capital to risk-weighted assets:
  Castle BancGroup, Inc.                           $36,625         9.83%     6.00%  4.00%
  First National Bank in DeKalb                     18,496        10.20%     6.00%  4.00%
  Castle Bank N.A.                                  14,176        10.48%     6.00%  4.00%
  Castle Bank Harvard, N.A.                          6,353        11.90%     6.00%  4.00%
-------------------------------------------------  -------  ------------  --------  -----
Tier I capital to average assets:
  Castle BancGroup, Inc.                           $36,625         6.31%     5.00%  4.00%
  First National Bank in DeKalb                     18,496         6.74%     5.00%  4.00%
  Castle Bank N.A.                                  14,176         7.06%     5.00%  4.00%
  Castle Bank Harvard, N.A.                          6,353         8.58%     5.00%  4.00%
-------------------------------------------------  -------  ------------  --------  -----



(13) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meeting the financing needs of its customers and to effectively manage its exposure to interest rate risk.

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

     Financial instruments representing potential credit risk at December 31, 1999 and 1998 are as follows:

                           (Dollars in thousands)
                           ----------------------

                                 1999    1998
----------------------------  -------  ------
Standby letters of credit     $ 3,981   3,695
Commitments to extend credit   94,023  54,869
----------------------------  -------  ------
                              $98,004  58,564
----------------------------  -------  ------

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

(14) COMMITMENTS AND CONTINGENT LIABILITIES - Because of the nature of their activities, the Company and Subsidiaries are subject to pending and threatened legal actions which arise in the normal course of business. In the opinion of management, based on the advice of legal counsel, the disposition of any known pending legal actions will not have a material adverse effect on the financial position or its liquidity and results of operations of the Company.

(15) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS - Statement of Accounting Standards No 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires that the Company disclose estimated fair value for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

     (A) CASH AND DUE FROM BANKS. The carrying amount of cash and due from banks approximate fair value because they mature daily and do not represent unanticipated credit risks.

     (B) INVESTMENT SECURITIES AVAILABLE FOR SALE. The fair value of investment securities available for sale, with the exception of certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market values of similar instruments, adjusted for differences between the quoted instruments, and the instruments being valued.

     (C) MORTGAGE LOANS HELD FOR SALE. As of December 31, 1999 and 1998, the carrying value of the Company's mortgage loans held for sale was $14,892,000 and $66,755,000, respectively. The estimated fair value of these loans was $14,973,000 and $67,064,000 at December 31, 1999 and 1998, based on commitments to purchase from the end investors. The mortgage loans held for sale presented on the Company's Consolidated Balance Sheets represent mortgages currently held for sale by the Subsidiary Banks. These balances relate to both mortgages originated in the banking segment, as well as mortgages originated by CMI and subsequently sold to the Subsidiary Banks to hold for sale to third party investors. Mortgage loans held for sale by CMI (i.e., those not sold to the Subsidiary Banks) are presented in assets of discontinued operations on the Consolidated Balance Sheets (see note 18).

     (D) LOANS. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential real estate, and consumer. Each loan category is further segmented into fixed and variable rate interest terms.

     The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.

     (E) DEPOSIT LIABILITIES. Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amounts payable on demand as of December 31, 1999 and 1998. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discounted rate is estimated using the rates currently offered for deposits of similar maturities.

     (F) OTHER BORROWINGS. For the short-term instruments, the carrying amount is a reasonable estimate of fair value. For long-term instrument, rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

     (G) LOAN COMMITMENTS AND LETTERS OF CREDIT. The subsidiary banks' letters of credit, lines of credit, and loan commitments are financial instruments as defined by Statement 107. The fair value of these financial instruments is based on the present value of the fees received for these services, which are not significant at December 31, 1999 and 1998.

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                          (Dollars in thousands)

                                                1999                1998
                                            ------------------  ----------------
                                             Carrying  Fair      Carrying  Fair
                                              Amount   Value     Amount    Value
                                            --------  --------  -------  -------
Financial Assets:
  Cash and due from banks                   $ 17,501    17,501   12,269   12,269
  Investment securities available for sale   126,159   126,159  132,060  132,060
  Mortgage loans held for sale                14,892    14,973   66,755   67,064
  Loans                                      364,419   360,515  329,196  332,486
Financial Liabilities:
  Non-interest-bearing deposits             $ 52,274    52,274   50,371   50,371
  Interest-bearing deposits                  408,143   408,740  404,621  409,149
  Other borrowings                            39,486    39,486   54,497   54,497

     LIMITATIONS. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that annually contributes net fee income. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax liabilities, property, plant, equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

(16) OPERATING SEGMENTS - The Company's operations include two primary segments: banking and mortgage banking. Through its banking subsidiaries' network of 10 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage banking activities conducted through the Company's subsidiary, CMI (which has been discontinued as discussed in note 18), included the origination and brokerage of primarily residential mortgage loans for sale to various investors. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. CMI was legally, financially, operationally, and physically separate from the Subsidiary Banks, and had a separate Board of Directors, management team, compensation structure, etc. Smaller operating segments are combined and consist of consumer finance and holding company operations. Assets and results of operations are based on generally accepted accounting principles, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations. Operating segment information is on the following page:

                                                                                        (Dollars in thousands)
                                                                             Mortgage             Consolidated
                                                                Banking      Banking        Other     Total
                                                               ---------  -------------  --------  --------

1999
Interest income                                                $  38,199                      51    38,250
Interest expense                                                  18,683                     126    18,809
-------------------------------------------------------------  ---------  -------------  --------  --------
Net interest income before provision for possible loan losses     19,516                     (75)   19,441
Provision for possible loan losses                                   308                     387       695
-------------------------------------------------------------  ---------  -------------  --------  --------
Net interest income after provision for possible loan losses      19,208                    (462)   18,746
Other operating income                                             5,422                      61     5,483
Other operating expenses                                          14,454                   3,919    18,373
-------------------------------------------------------------  ---------  -------------  --------  --------
Earnings before income taxes                                      10,176                  (4,320)    5,856
Income tax expense                                                 3,424                  (1,615)    1,809
-------------------------------------------------------------  ---------  -------------  --------  --------
Net earnings from continuing operations                        $   6,752                  (2,705)    4,047
-------------------------------------------------------------  ---------  -------------  --------  --------
Discontinued operations                                        $       -        (3,786)        -    (3,786)
-------------------------------------------------------------  ---------  -------------  --------  --------
Net earnings                                                   $   6,752        (3,786)   (2,705)      261
-------------------------------------------------------------  ---------  -------------  --------  --------
Assets                                                         $ 554,910         2,878   (16,938)  540,850
-------------------------------------------------------------  ---------  -------------  --------  --------

1998
Interest income                                                $  39,206                   1,398    40,604
Interest expense                                                  19,448                     513    19,961
-------------------------------------------------------------  ---------  -------------  --------  --------
Net interest income before provision for possible loan losses     19,758                     885    20,643
Provision for possible loan losses                                   288                     425       713
-------------------------------------------------------------  ---------  -------------  --------  --------
Net interest income after provision for possible loan losses      19,470                     460    19,930
Other operating income                                             5,351                     185     5,536
Other operating expenses                                          15,282                   3,883    19,165
-------------------------------------------------------------  ---------  -------------  --------  --------
Earnings before income taxes                                       9,539                  (3,238)    6,301
Income tax expense                                                 3,325                  (1,183)    2,142
-------------------------------------------------------------  ---------  -------------  --------  --------
Net earnings from continuing operations                        $   6,214                  (2,055)    4,159
-------------------------------------------------------------  ---------  -------------  --------  --------
Discontinued operations                                        $       -           576         -       576
-------------------------------------------------------------  ---------  -------------  --------  --------
Net earnings                                                   $   6,214           576    (2,055)    4,735
-------------------------------------------------------------  ---------  -------------  --------  --------
Assets                                                         $ 581,431         5,686   (28,835)  558,282
-------------------------------------------------------------  ---------  -------------  --------  --------

1997
Interest income                                                $  37,205                   1,829    39,034
Interest expense                                                  18,604                     985    19,589
-------------------------------------------------------------  ---------  -------------  --------  --------
Net interest income before provision for possible loan losses     18,601                     844    19,445
Provision for possible loan losses                                   478                     650     1,128
-------------------------------------------------------------  ---------  -------------  --------  --------
Net interest income after provision for possible loan losses      18,123                     194    18,317
Other operating income                                             4,393                      45     4,438
Other operating expenses                                          14,276                   4,008    18,284
-------------------------------------------------------------  ---------  -------------  --------  --------
Earnings before income taxes                                       8,240                  (3,769)    4,471
Income tax expense                                                 2,847                  (1,386)    1,461
-------------------------------------------------------------  ---------  -------------  --------  --------
Net earnings from continuing operations                        $   5,393                  (2,383)    3,010
-------------------------------------------------------------  ---------  -------------  --------  --------
Discontinued operations                                        $       -             3         -         3
-------------------------------------------------------------  ---------  -------------  --------  --------
Net earnings                                                   $   5,393             3    (2,383)    3,013
-------------------------------------------------------------  ---------  -------------  --------  --------
Assets                                                         $ 511,143         4,451     1,589   517,183
-------------------------------------------------------------  ---------  -------------  --------  --------

(17) CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) - The following is a summary of condensed financial information for the Parent Company only:

                                                          (Dollars in thousands)

                                                                          December  31,
                                                                       -----------------
CONDENSED  BALANCE  SHEETS                                                1999    1998
---------------------------------------------------------------------  --------  -------
Assets:

  Investments in subsidiaries                                          $40,421    46,384
  Cash and cash equivalents                                              1,400       287
  Other assets                                                           2,054     7,678
---------------------------------------------------------------------  --------  -------
Total assets                                                            43,875    54,349
---------------------------------------------------------------------  --------  -------
Liabilities and stockholders' equity:
  Liabilities                                                            6,467    12,804
  Stockholders' equity                                                  37,408    41,545
---------------------------------------------------------------------  --------  -------
Total liabilities and stockholders' equity                             $43,875    54,349


                                                                        Years ended December 31
                                                                       --------------------------
CONDENSED STATEMENTS OF EARNINGS                                          1999     1998     1997
---------------------------------------------------------------------  --------  -------  -------
Income - primarily subsidiary dividends                                $ 6,590    6,334    5,405
---------------------------------------------------------------------  --------  -------  -------
Expenses:
  Interest                                                                 589      944    1,081
  Other                                                                  4,878    4,365    4,420
---------------------------------------------------------------------  --------  -------  -------
Total expense                                                            5,467    5,309    5,501
---------------------------------------------------------------------  --------  -------  -------
Earnings (loss) before income tax benefit and equity in undistributed
  earnings of subsidiaries                                               1,123    1,025      (96)
Income tax benefit                                                      (1,235)  (1,135)  (1,248)
---------------------------------------------------------------------  --------  -------  -------
Earnings before equity in undistributed earnings of subsidiaries         2,358    2,160    1,152
Equity in undistributed earnings of subsidiaries                        (2,097)   2,575    1,861
---------------------------------------------------------------------  --------  -------  -------
Net earnings                                                           $   261    4,735    3,013
=====================================================================  ========  =======  =======
Net earnings applicable to common stock                                $   261    4,712    2,811
=====================================================================  ========  =======  =======

                                                                                                   (Dollars in thousands)

                                                                                                 Years ended December 31
                                                                                               --------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                                               1999      1998     1997
----------------------------------------------------------------------------                   --------  -------  -------
Reconciliation of net earnings to net cash provided by operating activities:
  Net earnings                                                                             $       261    4,735    3,013
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Equity in undistributed earnings of subsidiaries                                             2,097   (2,575)  (1,861)
    Depreciation and amortization                                                                  450      495      514
    Loss  (gain) loss on sale of fixed assets                                                        -        -        1
    Increase (decrease) in:
    Income taxes payable                                                                          (109)    (248)     141
    Other liabilities                                                                             (243)     325      103
    Decrease (increase) in other assets                                                            135      (21)      22
----------------------------------------------------------------------------                   --------  -------  -------
  Net cash provided by operating activities                                                $     2,591    2,711    1,933
----------------------------------------------------------------------------                   --------  -------  -------
  Cash flow from investing activities:
    Capital contribution to subsidiary                                                            (150)       -        -
    Loans to subsidiary                                                                           (200)       -        -
    Other                                                                                        5,156   (1,695)    (340)
----------------------------------------------------------------------------                   --------  -------  -------
  Net cash provided by (used in) investing activities                                            4,806   (1,695)    (340)
----------------------------------------------------------------------------                   --------  -------  -------
  Cash flows from financing activities:
    Net proceeds from short-term debt                                                           (3,825)     575   (1,750)
    Redemption of preferred stock                                                                    -     (300)  (2,300)
    Issuance of common stock                                                                       400      479    1,717
    Repayment of long-term debt                                                                 (2,250)    (950)    (900)
    Dividends paid                                                                                (609)    (533)    (410)
----------------------------------------------------------------------------                   --------  -------  -------
  Net cash used in financing activities                                                         (6,284)    (729)  (3,643)
----------------------------------------------------------------------------                   --------  -------  -------
  Increase (decrease) in cash and cash equivalents                                               1,113      287   (2,050)
  Cash and cash equivalents at beginning of year                                                   287        -    2,050
----------------------------------------------------------------------------                   --------  -------  -------
  Cash and cash equivalents at end of year                                                 $     1,400      287       (0)
  Supplemented disclosure:
    Interest received                                                                      $       132      393      334
    Interest paid                                                                                 (589)    (944)  (1,081)
    Income taxes received from subsidiaries                                                      2,302    3,336    2,794
    Income taxes paid by Parent Company                                                         (1,002)  (2,695)  (1,784)
----------------------------------------------------------------------------                   --------  -------  -------
  Net income taxes received from subsidiaries                                              $     1,300      641    1,010
----------------------------------------------------------------------------                   --------  -------  -------

(18) DISCONTINUED OPERATIONS - In January 2000, the Company formally adopted a plan to liquidate the mortgage banking segment, which is comprised entirely of the operations of CMI. The mortgage banking segment does not include the Subsidiary Banks' mortgage lending activities, which are a component of continuing operations. As a result of the decision to discontinue the mortgage banking segment, all related operating activity was reclassified and reported as discontinued operations for financial reporting purposes.

     The closure of CMI is accounted for as a discontinued operation, in accordance with APB 30, because, among other criteria, it represented both a separate major line of business and a class of customer. CMI represented a distinct segment and served a customer base from a market distinct from that of the Subsidiary Banks. CMI was legally, financially, operationally, and physically separate from the Subsidiary Banks, and had a separate Board of Directors, management team, and compensation structure.

     The mortgage lending activities of the Subsidiary Banks represent an integral, inseparable component of the banking segment. CMI provided mortgage brokerage services to the Subsidiary Banks that will now be provided by independent third parties. The banking segment will continue to originate and sell mortgage loans into the secondary market and hold mortgage loans for sale on its balance sheet. The mortgage loan origination income presented on the Company's Consolidated Statements of Earnings represents the income derived from the mortgage lending activities of the banking segment. The mortgage loan origination income produced by CMI is presented as a component of discontinued operations in the Consolidated Statements of Earnings. The mortgage loans held for sale presented on the Company's Consolidated Balance Sheets represent mortgages currently held for sale by the Subsidiary Banks. These balances relate to both mortgages originated in the banking segment, as well as mortgages originated by CMI and subsequently sold to the Subsidiary Banks to hold for sale to third party investors. Mortgage loans held for sale by CMI (i.e., those not sold to the Subsidiary Banks) are presented in assets of discontinued operations on the Consolidated Balance Sheets.

     In the Company's September 30, 1999 Quarterly Report on Form 10-Q, the Company reported that it had uncovered irregularities in CMI's underwriting and documentation of certain mortgage loans originated for sale by CMI, which could ultimately result in the inability to sell certain loans currently held for sale, or the purchasers of sold loans putting them back to CMI under the recourse provisions of the loan sale agreements. Since then, the Company's investigation has uncovered additional information, including discovery of fraudulent documents, underwriting, and other lending practices that allowed certain mortgage loans to be sold into the secondary market, which would have otherwise not qualified. These identified irregularities were limited to three offices of CMI and were not present at the other offices of CMI, nor were the irregularities present in the Subsidiary Banks. After further investigation of these irregularities and review of the future prospects of CMI, the Company decided to discontinue the operations of CMI. All offices of CMI, which had not been previously closed, were closed in January 2000. All new mortgage origination from CMI has ceased and current operations are limited to winding down remaining issues.

     The loss from discontinued operations of $3,786,000 in 1999 represents a loss from operating activities, which includes a pre-tax charge of $2,300,000 to establish a reserve liability for possible losses on loans previously sold, and a pre-tax charge of $1,341,000 to write-off the remaining carrying value of intangible assets related to the mortgage banking segment. The reserve liability is included in other liabilities in the Consolidated Balance Sheet as of December 31, 1999.

     The loss from discontinued operations of $3,786,000 in 1999 is net of tax benefit of $2,458,000. The earnings from discontinued operations of $576,000 in 1998 and $3,000 in 1997 are net of tax expense of $445,000 and $7,000, respectively.

     The first quarter 2000 financial statements will include additional charges for 2000 operating activities and the loss on disposal of the mortgage banking segment. The Company estimates that the first quarter charge for discontinued operations will total $837,000, net of tax effect of $582,000. Included in this charge are accruals for operating losses during the phase-out period, accruals for salary and severance payments, write-downs of the value of fixed assets, accruals for lease liabilities, and other items.

     The consolidated financial statements of the Company have been restated to reflect the closing of CMI as a discontinued operation. Accordingly, the revenues and expenses, assets and liabilities, and cash flows of the mortgage banking segment have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Earnings, and Consolidated Statements of Cash Flows, and have been reported as "Discontinued Operations," and "Assets of discontinued operations." The assets include fixed assets, cash, mortgage loans held for sale, and other assets. The liabilities generated by the discontinued operation are reflected in other liabilities in the Consolidated Balance Sheets.

(19) YEAR 2000 - The cost of the Year 2000 project through 1999 totaled $338,000, which included $248,000 in capitalized costs incurred to replace non-compliant hardware and software. Costs incurred do not include the cost of internal staff time. Projects costs incurred in 1999 totaled $62,000, which included $33,000 in capitalized costs. Final project costs of approximately $15,000 are expected to be incurred in 2000.

INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors
Castle  BancGroup,  Inc.:


We have audited the accompanying consolidated balance sheets of Castle BancGroup, Inc. and subsidiaries (Company) as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/  KPMG  LLP

April  10,  2000
Chicago,  Illinois

Item  9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting and
--------------------------------------------------------------------------------
          Financial  Disclosure
          ---------------------

     None.

                                    PART III


Item  10.  Directors  and  Executive  Officers  of  the  Registrant
-------------------------------------------------------------------

     Information regarding directors and executive officers of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2000 (Proxy Statement) under the caption "Proposal No. 1 - Election of Directors" which information is incorporated herein by reference.

Item  11.  Executive  Compensation
----------------------------------

     The information contained under the captions "Directors' Compensation" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
--------------------------------------------------------------------------------

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item  13.  Certain  Relationships  and  Related  Transactions
-------------------------------------------------------------

     The information contained under the caption "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


Item  14. Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
-------------------------------------------------------------------------------

     (a)  Financial  Statements:
          ----------------------

          The following financial statements are submitted herewith in response to Part II Item 8:

          Consolidated  Balance  Sheets  as  of  December  31,  1999  and  1998.

          Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

     (b)  Reports  on  Form  8-K
          ----------------------

          The registrant has not filed any reports on Form 8-K for the quarter ended December 31, 1999.

     (c)  Exhibits:
          --------

          3.1     Certificate  of  Incorporation  of  registrant  as  amended.

          3.2 By-laws of the registrant as amended are incorporated herein by reference to Exhibit 3.2 of the registrant's Form 10-K for the fiscal year ended December 31, 1997.

          10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated herein by reference to Exhibit 4.1 of the registrant's Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

          10.2 Agreement for Services by and between Ronald L. Hovermale and Castle BancGroup, Inc., dated as of September 26, 1997, and amendment dated as of March 12, 1999 are incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-K for the fiscal year ended December 31, 1998.

          10.3 Employment agreement by and between Dewey R. Yaeger and Castle BancGroup, Inc., dated as of January 1, 1999.

          21.1    Subsidiaries  of  Registrant

          23.1    Consent  of  KPMG  LLP

          27.1    Financial  Data  Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE  BANCGROUP,  INC.
(registrant)


     /s/  John  W.  Castle
--------------------------
BY:     John  W.  Castle,  Chairman  of  the
        Board,  Chief  Executive  Officer
        and  Director
Date:   April  13,  2000


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/  John  W.  Castle                         /s/  Dewey  R.  Yaeger
-----------------------------------------------  -------------------------------
By:     John  W.  Castle                          By: Dewey  R.  Yaeger
        Chairman  of the Board, Chief Executive       President, Chief Operating
        Officer  (Principal  Executive                Officer  and Director
        Officer) and  Director                  Date: April  13,  2000
Date:   April  13,  2000


   /s/  Micah  R.  Bartlett                      /s/  Bruce  P.  Bickner
-----------------------------------------------  -------------------------------
By:     Micah  R.  Bartlett                      By:  Bruce  P.  Bickner
        Vice  President  and  Controller              Director
        (Principal  Financial  Officer         Date:  April 13, 2000
        and  Principal Accounting  Officer)
Date:   April  13,  2000


   /s/  Peter  H.  Henning                       /s/  Robert  T.  Boey
-----------------------------------------------  -------------------------------
By:     Peter  H.  Henning                       By:  Robert  T.  Boey
        Director                                      Director
Date:   April  13,  2000                       Date:  April  13,  2000


   /s/  Kathleen  L.  Halloran                   /s/  Donald  E.  Kieso
-----------------------------------------------  -------------------------------
By:     Kathleen  L.  Halloran                   By:  Donald  E.  Kieso
        Director                                      Director
Date:   April  13,  2000                       Date:  April  13,  2000


   /s/  Richard  C.  McGinity
-----------------------------------------------
By:     Richard  C.  McGinity
        Director
Date:   April  13,  2000

                                  EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------

     3.1     Certificate  of  Incorporation  of  registrant  as  amended.

     3.2 By-laws of the registrant as amended are incorporated herein by reference to Exhibit 3.2 of the registrant's Form 10-K for the fiscal year ended December 31, 1997.

     10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated here by reference to Exhibit 4.1 of the registrant's Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

     10.2 Agreement for Services by and between Ronald L. Hovermale and Castle BancGroup, Inc., dated as of September 26, 1997, and amendment dated as of March 12, 1999 are incorporated herein by reference to Exhibit 10.2 of the registrant's Form 10-K for the fiscal year ended December 31, 1998.

     10.3 Employment agreement by and between Dewey R. Yaeger and Castle BancGroup, Inc., dated as of January 1, 1999.

     21.1    Subsidiaries  of  Registrant

     23.1    Consent  of  KPMG  LLP

     27.1    Financial  Data  Schedule