Form 10-Q
period 2000-03-31
CASTLE BANCGROUP INC
filed 2000-05-12
CIK 723043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

               ---------------------------------------------------

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2000

               ---------------------------------------------------
                           Commission File No. 0-25914
               ---------------------------------------------------

                             CASTLE BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  36-3238190
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                Identification Number)

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

The registrant had 4,376,893 shares of Common Stock outstanding as of April 30, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEETS  (dollars  in  thousands,  except  share  data)
(UNAUDITED)
---------------------------------------------------------------------------------------------------------
                                  ASSETS                                            March 31,  December 31,
                                                                                      2000        1999
---------------------------------------------------------------------------------------------------------
Cash and due from banks                                                             $ 13,202      17,501
Investment securities available for sale (note 2)                                    123,800     126,159
Mortgage loans held for sale, lower of cost or market                                  5,443      14,892
Loans (note 3)                                                                       368,110     364,419
  Less:
    Allowance for loan losses (note 3)                                                 4,679       4,636
    Unearned income and deferred loan fees, net                                          337         332
---------------------------------------------------------------------------------------------------------

Net loans                                                                            363,094     359,451

Premises and equipment                                                                11,588      11,547
Goodwill, net of amortization                                                          2,133       2,210
Assets of discontinued operations                                                      1,339       2,878
Other assets                                                                           5,831       6,212
---------------------------------------------------------------------------------------------------------
                                                                                    $526,430     540,850
=========================================================================================================

  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest-bearing                                                            $ 51,539      52,274
    Interest-bearing                                                                 412,610     408,143
---------------------------------------------------------------------------------------------------------

Total deposits                                                                       464,149     460,417
  Other borrowings                                                                    22,192      39,486
  Other liabilities                                                                    2,594       3,539
---------------------------------------------------------------------------------------------------------

Total liabilities                                                                    488,935     503,442

Stockholders' equity:
Common stock, $.33 1/3 par value; 25,000,000 shares authorized, 4,375,008 and
    4,369,663 shares issued and outstanding in 2000 and 1999, respectively             1,458       1,457
  Additional paid-in capital                                                           6,899       6,830
  Accumulated other comprehensive loss                                                (3,497)     (3,164)
  Retained earnings                                                                   32,635      32,285
---------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                            37,495      37,408
Commitments and contingent liabilities
---------------------------------------------------------------------------------------------------------
                                                                                    $526,430     540,850
=========================================================================================================


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  EARNINGS  (dollars  in  thousands,  except  share data)
(UNAUDITED)
=====================================================================================
                                                            3  Months  Ended
                                                      March 31, 2000   March 31, 1999
-------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                         $         7,677            7,147
  Interest and dividends on investment securities
  available for sale:
    Taxable                                                    1,746            1,696
    Nontaxable                                                   228              241
  Interest on excess funds sold                                    1                0
  Interest on mortgage loans held for sale                       126              719
-------------------------------------------------------------------------------------
Total interest income                                          9,778            9,803
-------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                         4,401            4,199
  Interest on other borrowings                                   451              551
-------------------------------------------------------------------------------------
Total interest expense                                         4,852            4,750
-------------------------------------------------------------------------------------
Net interest income before provision
  for loan losses                                              4,926            5,053
Provision for loan losses                                        105              159
-------------------------------------------------------------------------------------
Net interest income after provision for loan losses            4,821            4,894
-------------------------------------------------------------------------------------
Other operating income
  Trust fees                                                     186              198
  Deposit service charges                                        106               86
  Other service charges                                          487              300
  Investment securities gains, net                                 0              245
  Mortgage loan origination income, net                          115              401
  Other income                                                   259              439
-------------------------------------------------------------------------------------
Total other operating income                                   1,153            1,669
-------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                               2,608            2,759
  Net occupancy expense of premises                              298              402
  Furniture and fixtures                                         341              348
  Office supplies                                                 50               93
  Outside services                                               119              254
  Advertising expense                                             63               90
  FDIC insurance assessment                                       24               13
  Postage and courier                                             91              101
  Telephone expense                                               75               58
  Amortization expense - goodwill                                 76               76
  Loss on sale of loans                                            0              513
  Other expenses                                                 494              625
-------------------------------------------------------------------------------------
Total other operating expenses                                 4,239            5,332
-------------------------------------------------------------------------------------
Earnings before income taxes                                   1,735            1,231
Income tax expense                                               548              376
-------------------------------------------------------------------------------------
Net earnings from continuing operations              $         1,187              855
-------------------------------------------------------------------------------------
Discontinued operations                              $          (837)              58
-------------------------------------------------------------------------------------
Net earnings                                         $           350              913
=====================================================================================
Basic earnings per common share from:
  Continuing operations                              $          0.27             0.20
  Discontinued operations                                      (0.19)            0.01
  Net earnings                                                  0.08             0.21
Diluted earnings per common share from:
  Continuing operations                              $          0.27             0.20
  Discontinued operations                                      (0.19)            0.01
  Net earnings                                                  0.08             0.21
=====================================================================================


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED STATEMENT OF CHANGES  IN  STOCKHOLDERS'  EQUITY  (DOLLARS  IN THOUSANDS,  EXCEPT
SHARE  DATA)
(UNAUDITED)
=============================================================================================
                                                                       ACCUMULATED
                                                                          OTHER
                                          COMMON            RETAINED  COMPREHENSIVE
                                           STOCK   SURPLUS  EARNINGS     EARNINGS
                                                                          (LOSS)       TOTAL
---------------------------------------------------------------------------------------------

Balance as of January 1, 2000             $ 1,457    6,830    32,285         (3,164)  37,408

Comprehensive earnings
 Net earnings                                   -        -       350              -      350
 Unrealized loss on investment
   securities                                   -        -         -           (545)    (545)
 Income tax effect                              -        -         -            212      212
                                                                                      -------
 Total comprehensive earnings                   -        -         -              -       17
Issuance of 5,345 shares of common stock        1       69         -              -       70
---------------------------------------------------------------------------------------------
Balance as of March 31, 2000              $ 1,458    6,899    32,635         (3,497)  37,495
=============================================================================================


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (dollars  in  thousands)
(UNAUDITED)
=======================================================================================================
                                                                               3  Months  Ended
                                                                        March 31, 2000   March 31,1999
-------------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities:
  Interest received                                                    $        10,044           8,470
  Fees received                                                                  2,762           2,130
  Net decrease in mortgage loans held for sale                                   9,530          40,281
  Interest paid                                                                 (4,704)         (4,843)
  Cash paid to suppliers and employees                                          (5,778)         (7,271)
  Income taxes paid                                                               (234)           (191)
-------------------------------------------------------------------------------------------------------
Net cash provided by continuing operating activities                            11,620          38,576
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from:
    Maturities and calls of investment securities available for sale             3,068          10,036
    Sales of investment securities available for sale                               20          19,764
  Purchases of investment securities available for sale                         (1,013)        (27,962)
  Net (increase) / decrease in loans                                            (3,767)           (107)
  Premises and equipment expenditures                                             (343)           (864)
-------------------------------------------------------------------------------------------------------
  Net cash (used in)/provided by investing activities                           (2,035)            867
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase / (decrease) in demand deposits,
    NOW accounts, and savings accounts                                           3,060         (11,873)
  Net increase / (decrease) in certificates of deposit                             673          (5,889)
  Dividends paid on common stock                                                  (393)           (304)
  Net change in other borrowings                                               (17,294)        (23,749)
  Proceeds from issuance of common stock                                            70             186
-------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (13,884)        (41,629)
-------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                         (4,299)         (2,186)
Cash and cash equivalents at beginning of year                                  17,501          12,270
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                         $        13,202          10,084
=======================================================================================================
Reconciliation of net earnings to net cash provided by
  continuing operating activities:
    Net earnings                                                       $           350             913
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Discontinued operations                                                    837             (58)
        Depreciation and amortization                                              393             420
        Provision for loan losses                                                  105             159
        Gains on sale of investment securities                                       0            (245)
    (Decrease) increase in:
        Income taxes payable                                                       314             184
        Interest payable                                                           147             (93)
        Unearned income                                                              5          (1,899)
        Other liabilities                                                         (394)         (1,282)
    Decrease (increase) in:
        Interest receivable                                                        312             559
        Other assets                                                                69            (370)
    Decrease in mortgage loans held for sale                                     9,530          40,281
    Discount accretion recorded as income                                          (97)            (92)
    Premium amortization charged against income                                     49              99
-------------------------------------------------------------------------------------------------------
Net cash provided by continuing operating activities                   $        11,620          38,576
=======================================================================================================
Net change in cash and cash equivalents  from discontinued operations  $          (628)         (1,590)
=======================================================================================================


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Castle BancGroup, Inc. (Company) and subsidiaries are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.


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

     A comparison of amortized cost and fair value of investment securities available-for-sale at March 31, 2000 and December 31, 1999 follows (dollars in thousands):


================================================================================
                                                 March  31,  2000
--------------------------------------------------------------------------------
                                                  Gross       Gross
                                    Amortized   unrealized  unrealized    Fair
                                       cost       gains       losses      value
--------------------------------------------------------------------------------
U.S. Treasury and agency
  obligations                       $   66,673           0      (2,658)   64,015
Obligations of state and political
  subdivisions                          19,620           7        (934)   18,693
Mortgage-backed securities              40,417           3      (2,161)   38,259
--------------------------------------------------------------------------------
Total debt securities                  126,710          10      (5,753)  120,967
--------------------------------------------------------------------------------
Federal Home Loan Bank stock             2,052           0           0     2,052
Other Equity securities                    781           0           0       781
--------------------------------------------------------------------------------
Total securities                    $  129,543          10      (5,753)  123,800
================================================================================


================================================================================
                                                December  31,  1999
--------------------------------------------------------------------------------
                                                  Gross       Gross
                                    Amortized   unrealized  unrealized    Fair
                                       cost       gains       losses      value
U.S. Treasury and agency
  obligations                       $   66,617           3      (2,352)   64,268
Obligations of state and political
  subdivisions                          20,350          14        (930)   19,434
Mortgage-backed securities              41,569           6      (1,939)   39,636
--------------------------------------------------------------------------------
Total debt securities                  128,536          23      (5,221)  123,338
--------------------------------------------------------------------------------
Federal Home Loan Bank stock             2,052           0           0     2,052
Other equity securities                    769           0           0       769
--------------------------------------------------------------------------------
Total securities                    $  131,357          23      (5,221)  126,159
================================================================================

     The amortized cost and fair value of securities available for sale at March 31, 2000 by contractual maturity, are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

=============================================================
                                            March 31, 2000
-------------------------------------------------------------
                                          Amortized    Fair
                                             cost      value
-------------------------------------------------------------
  Due in one year or less                 $    6,480    6,394
  Due after one year through five years       35,351   34,152
  Due after five years through ten years      32,127   30,707
  Due after ten years                         12,335   11,455
-------------------------------------------------------------
                                              86,293   82,708
  Mortgage-backed securities                  40,417   38,259
-------------------------------------------------------------
  Total debt securities                      126,710  120,967
-------------------------------------------------------------
  Federal Home Loan Bank stock                 2,052    2,052
  Other equity securities                        781      781
-------------------------------------------------------------
  Total securities                        $  129,543  123,800
=============================================================


     Gross realized losses of approximately $0 and $3,748 occurred from security activity during the three months ended March 31, 2000 and 1999, respectively. Gross realized gains of $0 and $249,209 occurred from security activity during the three months ended March 31, 2000 and 1999, respectively. All security gains and losses were as a result of transactions involving available for sale securities.

     Investment securities carried at approximately $75,230,000 and $82,802,000 at March 31, 2000 and December 31, 1999, respectively, were pledged to secure deposits and for other purposes as permitted or required by law.


(3)  LOANS

  The  composition  of  the  loan  portfolio at the dates shown is as follows (dollars in thousands):

=====================================================================================================

                                                                     Mar. 31, 2000   Dec. 31, 1999
-----------------------------------------------------------------------------------------------------

  Commercial, financial, and agricultural                           $       101,908        105,163
  Real estate mortgage                                                      247,613        240,743
  Consumer                                                                   18,269         18,144
  Lease financing receivables                                                   320            369
-----------------------------------------------------------------------------------------------------

  Total loans, gross                                                $       368,110        364,419
=====================================================================================================

  At  March  31,  2000  and  December  31,  1999, the following items existed (dollars in thousands):

=====================================================================================================

                                                                     Mar. 31, 2000   Dec. 31, 1999
-----------------------------------------------------------------------------------------------------

  Non-accrual loans and leases                                      $         2,032          2,685
  Loans past due 90 days or more and still accruing                             260            573
  Restructured loans still accruing and less than 90 days past due              113            120
  Other real estate owned                                                        61            201
-----------------------------------------------------------------------------------------------------

  Total non-performing assets                                       $         2,466          3,579
=====================================================================================================

  The  following  is  a  summary of activity in the allowance for loan losses (dollars in thousands):

=====================================================================================================

                                                                     3 months ended  3 months ended
                                                                     Mar. 31, 2000   Mar. 31, 1999
-----------------------------------------------------------------------------------------------------

  Balance, beginning of period                                      $         4,636          4,750
  Provision charged to expense                                                  105            159
  Recoveries on loans previously charged off                                     22            126
-----------------------------------------------------------------------------------------------------
                                                                              4,763          5,035
  Less loans charged off                                                         84            224
  Less allowance on loans sold                                                    0            500
-----------------------------------------------------------------------------------------------------

  Balance, end of period                                            $         4,679          4,311
=====================================================================================================

The following is a summary of loan loss experience for the three months ended March 31, 2000, including an allocation of the allowance, by loan category, at period end: (dollars in thousands)

====================================================================================================
                                      Commercial       Real
                                   and Agricultural   Estate   Consumer   Leases   Unalloc.   Total
----------------------------------------------------------------------------------------------------
Balance, December 31, 1999        $           1,889    1,185      1,357        5        200   4,636
Provision charged to expense                      0       40         65        0          0     105
Recoveries on loans previously
   charged off                                    1       10         11        0          0      22
----------------------------------------------------------------------------------------------------
                                              1,890    1,235      1,433        5        200   4,763
Less loans charged off                           27        0         57        0          0      84
----------------------------------------------------------------------------------------------------

Balance, March 31, 2000           $           1,863    1,235      1,376        5        200   4,679
====================================================================================================

Ratios:
Loans in category to total loans              27.71%   67.25%      4.96%     .08%  N/A       100.00%
====================================================================================================


(4)  OPERATING SEGMENTS

     The Company's operations include two primary segments: banking and mortgage banking. Through its banking subsidiaries' network of 10 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. The Mortgage Banking segment is entirely related to the Company's subsidiary, CasBanc Mortgage, Inc. (CMI), which was discontinued in January 2000 and included the origination and brokerage of primarily residential mortgage loans for sale to various investors. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consist of consumer finance and holding company operations. The Company's consumer finance subsidiary, Castle Finance Company (CFC), ceased all new lending activities effective with the sale of a substantial portion of the loan portfolio in the first quarter of 1999.

Operating segment information is as follows:
(Dollars in thousands)
----------------------------------------------------------------------------------------------
                                                                  Mortgage        Consolidated
                                                        Banking    Banking   Other    Total
----------------------------------------------------------------------------------------------
Three months ended March 31, 2000
-----------------------------------------------------
Interest income                                        $   9,818         0      (40)    9,778
Interest expense                                           4,799         0       53     4,852
----------------------------------------------------------------------------------------------
Net interest income before provision for loan losses       5,019         0      (93)    4,926
Provision for loan losses                                    105         0        0       105
----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        4,914         0      (93)    4,821
Other operating income                                     1,116         0       37     1,153
Other operating expenses                                   3,577         0      662     4,239
----------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        2,453         0     (718)    1,735
Income tax expense (benefit)                                 826         0     (278)      548
----------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $   1,627         0     (440)    1,187
----------------------------------------------------------------------------------------------
Discontinued operations                                $       0      (837)       0      (837)
----------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   1,627      (837)    (440)      350
----------------------------------------------------------------------------------------------

March 31, 2000
--------------
Assets                                                 $ 532,392     1,339   (7,301)  526,430
==============================================================================================

Three months ended March 31, 1999
-----------------------------------------------------
Interest income                                        $   9,554         0      249     9,803
Interest expense                                           4,743         0        7     4,750
----------------------------------------------------------------------------------------------
Net interest income before provision for loan losses       4,811         0      242     5,053
Provision for loan losses                                     72         0       87       159
----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        4,739         0      155     4,894
Other operating income                                     1,722         0      (53)    1,669
Other operating expenses                                   3,705         0    1,627     5,332
----------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        2,756         0   (1,525)    1,231
Income tax expense (benefit)                                 958         0     (582)      376
----------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $   1,798         0     (943)      855
----------------------------------------------------------------------------------------------
Discontinued operations                                $       0        58        0        58
----------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   1,798        58     (943)      913
----------------------------------------------------------------------------------------------

March 31, 1999
--------------
Assets                                                 $ 516,229     4,609   (6,956)  513,882
==============================================================================================

(5)  COMPREHENSIVE INCOME

     The Company's comprehensive income for the three month periods ended March 31, 2000 and 1999, is as follows (dollars in thousands):


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2000     1999
                                                              ------  --------
Net earnings                                                  $ 350   $   913
Other comprehensive earnings
  Unrealized (loss)/gain on investment securities              (545)   (1,323)
  Reclass adjustment for net gains included in net earnings      (0)     (245)
  Income tax effect                                             212       600
                                                              ------  --------
Total comprehensive earnings/(loss)                           $  17   $   (55)
                                                              ------  --------


(6)  COMMITMENTS AND CONTINGENT LIABILITIES

     Because of the nature of their activities, the Company and Subsidiaries are subject to pending and threatened legal actions, which arise in the normal course of business. In the opinion of management, based on the advice of legal counsel, the disposition of any known pending legal actions will not have a material adverse effect on the financial position or its liquidity and results of operations of the Company.

(7)  DISCONTINUED OPERATIONS

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

     The financial statements for the three months ended March 31, 2000, reflect a loss from discontinued operations of $837,000, as follows:


  Loss from operations of CMI (net of income tax
    effect of $75,000)                               $  116,000
  Loss on disposal of CMI, including provision for
    estimated operating losses during phase-out
    period (net of income tax effect of $507,000)       721,000
                                                     ----------
                                                     $  837,000

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

                              RESULTS OF OPERATIONS
                              ---------------------

The Company's net earnings were $350,000 for the three months ended March 31, 2000, down from $913,000 for March 31, 1999. This represents a decrease of $563,000, or 61.7%. The decrease in net earnings is primarily attributable to discontinued operations, which produced a loss of $837,000 for March 31, 2000, as compared to earnings of $58,000 for March 31, 1999. The discontinued operations relate to the Company's mortgage banking segment.

The Company's Annual Report on Form 10-K for the year ended December 31, 1999 reported that the Company uncovered fraud and other irregularities in CMI's underwriting and documentation of certain mortgage loans originated and sold by CMI. A more detailed description of the fraud and other irregularities is included in that Form 10-K. These mortgage loans were sold to investors in the secondary mortgage market with recourse back to CMI, meaning that CMI may be obligated to repurchase these loans from investors under certain circumstances, which could include the fraud and other irregularities uncovered by the Company.

During its ongoing investigation into the fraud and other irregularities at CMI, the Company decided to discontinue the mortgage banking segment. All offices of CMI, which had not been previously closed, were closed in January 2000. A discussion of the discontinuance and the creation of a reserve liability for possible losses on the loans affected by the fraud and the irregularities is included in the Form 10-K for the year ended December 31, 1999.

The Company's net earnings from continuing operations for the three months ended March 31, 2000 totaled $1,187,000, a 38.8% increase from March 31, 1999 net earnings from continuing operations of $855,000. This increase was primarily due to the charges in the first quarter of 1999 to close Castle Finance Company, which included a $513,000 loss on the sale of a substantial portion of the loan portfolio and other related expenses. In addition, an increase in interest rates through 1999 and 2000 reduced the Company's mortgage loan origination income from the Subsidiary Banks. Those decreases were offset by decreases in other operating expenses.

Basic earnings per share from continuing operations increased to $0.27 for March 31, 2000 as compared to $0.20 for March 31, 1999. When including discontinued operations, basic earnings per share decreased to $0.08 for March 31, 2000 as compared to $0.21 for March 31, 1999. Basic earnings (loss) per share from discontinued operations was ($.19) for March 31, 2000 and $0.01 for March 31, 1999. Per common share data reflects the May 1999 2-for-1 stock split in the form of a 100% stock dividend.

The Company's banking segment posted net earnings of $1,627,000 for the three months ended March 31, 2000, as compared to $1,798,000 for March 31, 1999.
Earnings for the first quarter ending March 31, 2000 decreased 9.5% from the same period in 1999. The decrease is primarily attributable to the gain on sale of investment securities of $245,000 in the first quarter 1999. There were no gains/losses during the same period in 2000.

The Company's mortgage banking segment, posted a net loss of $837,000 for the three months ended March 31, 2000, as compared to earnings of $58,000 for the same time period in 1999. As discussed above, in January 2000, the Company formally adopted a plan to liquidate the mortgage banking segment, which is comprised entirely of the operations of CMI. The mortgage banking segment does not include the subsidiary banks' mortgage lending activities, which are a component of continuing operations. As a result of the decision to discontinue the mortgage banking segment, all related operating activity was reclassified and reported as discontinued operations for financial reporting purposes.

The first quarter loss from discontinued operations included losses from operating activities of CMI and the loss on disposal of the mortgage banking segment. Included in this charge are accruals for operating losses during the phase-out period, accruals for salary and severance payments, write-downs of the value of fixed assets, accruals for lease liabilities, and other items.

Segment information presented under "Other" includes the holding company and consumer finance business. This segment produced a net loss of $440,000 for the three months ended March 31, 2000, compared to net losses of $943,000 for March 31, 1999. The decrease in net losses for March 31, 2000 is primarily due to net losses associated with CFC regarding a sale of a substantial portion of its loan portfolio and other related charges involved in closing that business taken in the first quarter of 1999.

                                 INTEREST INCOME
                                 ---------------

Net interest income before provision for loan losses, the Company's primary source of earnings, totaled $4,926,000 for the three months ended March 31, 2000, a $127,000, or 2.5% decrease over the same period in 1999. This decrease can primarily be attributed to a $346,000 decrease in net interest income before provision for loan losses at CFC associated with the sale of a substantial portion of its portfolio in March of 1999.

Management believes that net interest margins may narrow as competitive pressures in the market place expand. Competition from financial institutions and non-traditional competitors, as well as general economic trends, may continue to impact future earnings. Earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), remained unchanged at 4.15% for the first three months of 2000 as compared to 1999.

The ratio of average earning assets to average total assets was unchanged at 94.4% for the first three months of 2000 as compared to the same time period in 1999.

                           PROVISION  FOR  LOAN  LOSSES
                           ----------------------------

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration, and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total outstanding loans remained unchanged at 1.27% at March 31, 2000 as compared to December 31, 1999. The allowance level was at 1.46% of net loans at December 31, 1998.

The provision for loan losses recorded during the first three months of 2000 was $105,000 as compared to $159,000 during the same period in 1999. The balance in the allowance for loan loss account is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. The allowance for loan loss balance reflects the underlying credit risk in the loan and lease portfolio. As such, fluctuations are expected in the allowance balance, however, as noted, the fluctuations have not been material.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing interest, loans in non-accrual status, restructured loans, and other real estate owned, represented 0.47% of total assets as of March 31, 2000, which has decreased from 0.66% at December 31, 1999. The following table summarizes the components of non-performing assets at March 31, 2000 and at December 31, 1999:

                                                     MARCH 31,2000       DECEMBER 31, 1999
                                                -----------------------  ------------------
                                                           (dollars in thousands)
  Non-accrual loans                             $                 2,032  $            2,685
  Loans past due 90+ days & still accruing                          260                 573
  Restructured loans, performing in accordance
     with terms of a restructure agreement                          113                 120
  Other real estate owned                                            61                 201
                                                -----------------------  ------------------
  TOTAL NON-PERFORMING ASSETS                   $                 2,466  $            3,579
                                                =======================  ==================

Year-to-date net charge-offs at March 31, 2000 totaled $62,000 as compared to $98,000 at March 31, 1999. Management continues to closely monitor all past dues and to improve collection efforts.

                             OTHER OPERATING INCOME
                             ----------------------

Total other operating income is comprised of mortgage loan origination income from subsidiary banks, trust services, deposit service charges, other customer service charges, and other miscellaneous income. Excluding security gains and losses, other operating income totaled $1,153,000 at March 31, 2000, a decrease from $1,424,000 at March 31, 1999. This change represents a 19.0% decrease from March 31, 1999 to March 31, 2000, which can be primarily attributed to a decrease in mortgage loan origination income from subsidiary banks of $286,000. The decreased mortgage loan activity at the subsidiary banks was a result of the unfavorably high interest rate environment in effect for fifteen and thirty year mortgages on one-to-four-family residential properties.

There were no net security gains for the first quarter as compared to net gains of $245,000 for the same time period in 1999. The entire investment portfolio is classified as available-for-sale and all sales were made from the available-for-sale classification. During 1999 several securities were sold at a gain to take advantage of market conditions at the time of the sale. The portfolio is recorded at current market value in the accompanying financial statements. It is management's expectation to classify all investment securities purchased as available-for-sale for the foreseeable future. Changes in the market value of these securities are reflected in equity, net of applicable income taxes. The decision to purchase or sell a security is based on a number of factors including, but not limited to, the potential for increased yield, improved liquidity, asset mix adjustment, improvement in the interest rate gap, and collateral (pledging) requirements of local municipalities.

                            OTHER OPERATING EXPENSES
                            ------------------------

Other operating expenses totaled $4,239,000 at March 31, 2000 as compared to $5,332,000 at March 31, 1999. Salaries and employee benefits expense represents the largest component of other operating expenses. This category decreased $151,000, or 5.4% from March 31, 1999 to March 31, 2000. The decrease for the quarter ending March 31, 2000 is primarily attributable to the closure of CFC. In addition, the Company has been able to reduce salary and benefits expense as it has consolidated certain "back office" functions.

Occupancy and furniture and fixtures expenses totaled $639,000 at March 31, 2000, a decrease of $111,000, or 14.8%, from the same period in 1999. Outside services and other expense decreased 30.3% to $613,000 during the first quarter of 2000 as compared to $879,000 in the first quarter of 1999. Advertising expense decreased 30.0% in the first quarter of 2000 to $63,000 versus $90,000 in the first quarter of 1999. In addition, the first quarter of 1999 other operating expenses included a $513,000 loss on the sale of loans discussed above, as well as other expenses associated with the closure of CFC. Management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff.

                              FINANCIAL  CONDITION
                              --------------------

Total assets at March 31, 2000, decreased $14,420,000 as compared to December 31, 1999. This decrease is primarily due to a decrease in mortgage loans held for sale of $9,449,000 and cash and due from banks of $4,299,000. The decrease in assets allowed for a decrease in other borrowings of $17,294,000. Average assets for the first three months of 2000 decreased by $1,561,000 or approximately 0.3% as compared to the corresponding period in 1999. This decrease was primarily attributed to a $26,367,000 increase in the average net loan portfolio offset by a decrease in average mortgage loans held for sale of $18,867,000 and a decrease in average securities available for sale of $6,600,000. Average total deposits grew 1.9% over the corresponding period in 1999 to $456,879,000. Despite this growth in average deposits, the subsidiary banks continue to experience competition for deposits that continue to put pressure on the overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $297,000 of brokered deposits at March 31, 2000, with interest rates of 6.75% and maturating in August 2000. Brokered deposits were unchanged from December 31, 1999.

                                   CAPITAL
                                   -------

The Company is committed to maintaining strong capital positions in each of its subsidiaries and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of March 31, 2000 was 7.41%, an increase from 7.26% at December 31, 1999. The ratio exceeds the regulatory well-capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's March 31, 2000 total risk weighted capital ratio also increased to 11.14% from 11.11% at December 31, 1999. The Tier 1 capital ratio at March 31, 2000 increased to 9.94% from 9.91% at December 31, 1999. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well-capitalized levels.

Accumulated other comprehensive losses increased $333,000 from $3,164,000 at December 31, 1999 to $3,497,000 at March 31, 2000. This increase is primarily due to the change in the fair value of the investment portfolio caused by an increase in interest rates. Total stockholder' equity increased $87,000 from December 31, 1999 to March 31, 2000.

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first three months of 2000 as compared to the same period in 1999. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.

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

The Asset/Liability Committee (ALCO) for each bank reviews interest rate exposure on a regular basis. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the funds management policy of the Company. Through such management, the Company seeks to monitor the vulnerability of its operations to changes in interest rates. The extent of the movement of interest rates is an uncertainty that could have a negative effect on the earnings of the Company.

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

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes in the market risks faced by the Company since December 31, 1999. For information regarding the Company's market risk, refer to its Annual Report on Form 10-K for the year ended December 31, 1999.

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


Castle  BancGroup,  Inc.


   /s/  John  W.  Castle
------------------------
By:  John  W.  Castle,  Chairman  of  the  Board
     Chief  Executive  Officer  and  Director
     Castle  BancGroup,  Inc.

Date:  May  12,  2000





  /s/  Micah  R.  Bartlett
--------------------------
By:  Micah  R.  Bartlett,  Chief  Accounting  Officer
     and  Controller
     Castle  BancGroup,  Inc.

Date:  May  12,  2000

                                  EXHIBIT INDEX


Exhibit  11     Computation  of  Per  Share  Earnings

Exhibit  27     Financial  Data  Schedule