Form 10-Q
period 2000-06-30
CASTLE BANCGROUP INC
filed 2000-08-14
CIK 723043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

               ---------------------------------------------------

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

The registrant had 4,392,498 shares of Common Stock outstanding as of July 31, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEETS  (dollars  in  thousands,  except  share  data)
-----------------------------------------------------------------------------
(UNAUDITED)
==============================================================================================================
                   ASSETS                                                             June 30,   December 31,
                                                                                        2000         1999
--------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                              $  19,849         17,501
Investment securities available for sale (note 2)                                      122,489        126,159
Mortgage loans held for sale, lower of cost or market                                      222         14,892
Loans (note 3)                                                                         376,143        364,419
     Less:
          Allowance for loan losses (note 3)                                             4,757          4,636
          Unearned income and deferred loan fees, net                                      359            332
--------------------------------------------------------------------------------------------------------------
Net loans                                                                              371,027        359,451
Premises and equipment                                                                  11,594         11,547
Goodwill, net of amortization                                                            2,057          2,210
Assets of discontinued operations (note 7)                                               1,914          2,878
Other assets                                                                             6,005          6,212
--------------------------------------------------------------------------------------------------------------
                                                                                     $ 535,157        540,850
==============================================================================================================
                   LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits:
          Non-interest-bearing                                                       $  60,986         52,274
          Interest-bearing                                                             411,564        408,143
--------------------------------------------------------------------------------------------------------------
Total deposits                                                                         472,550        460,417
     Other borrowings                                                                   22,097         39,486
     Other liabilities                                                                   1,716          3,539
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      496,363        503,442
Stockholders' equity:
     Common stock, $.33 1/3 par value; 25,000,000 shares authorized, 4,390,810 and
          4,369,663 shares issued and outstanding in 2000 and 1999, respectively         1,464          1,457
     Additional paid-in capital                                                          7,058          6,830
     Accumulated other comprehensive loss, net of tax                                   (3,105)        (3,164)
     Retained earnings                                                                  33,377         32,285
--------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              38,794         37,408
Commitments and contingent liabilities
--------------------------------------------------------------------------------------------------------------
                                                                                     $ 535,157        540,850
==============================================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  EARNINGS (dollars in thousands, except share data)
(UNAUDITED)
==========================================================================================================
                                                                                   3 Months Ended
                                                                            June 30, 2000   June 30, 1999
----------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                            $         7,936          6,885
     Interest and dividends on investment securities available for sale:
          Taxable                                                                    1,691          1,653
          Nontaxable                                                                   222            277
     Interest on excess funds sold                                                     123             11
     Interest on mortgage loans held for sale                                           21            440
----------------------------------------------------------------------------------------------------------
Total interest income                                                                9,993          9,266
----------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                            4,536          4,170
     Interest on other borrowings                                                      479            387
----------------------------------------------------------------------------------------------------------
Total interest expense                                                               5,015          4,557
----------------------------------------------------------------------------------------------------------
Net interest income before provision
     for loan losses                                                                 4,978          4,709
Provision for loan losses                                                              105            337
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                  4,873          4,372
----------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                                        196            212
     Deposit service charges                                                           130             95
     Other service charges                                                             569            364
     Investment securities gains, net                                                    -              4
     Mortgage loan origination income, net                                             217            283
     Other income                                                                       55            310
----------------------------------------------------------------------------------------------------------
Total other operating income                                                         1,167          1,268
----------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                                  2,578          2,655
     Net occupancy expense of premises                                                 276            330
     Furniture and fixtures                                                            321            358
     Office supplies                                                                    79             94
     Outside services                                                                  211            186
     Advertising expense                                                               141            145
     FDIC insurance assessment                                                          24             13
     Postage and courier                                                                80             96
     Telephone expense                                                                  88            113
     Amortization expense - goodwill                                                    77             77
     Other expenses                                                                    477            517
----------------------------------------------------------------------------------------------------------
Total other operating expenses                                                       4,352          4,584
----------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                         1,688          1,056
Income tax expense                                                                     552            280
----------------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                    $         1,136            776
----------------------------------------------------------------------------------------------------------
Discontinued operations (note 7)                                           $             -           (105)
----------------------------------------------------------------------------------------------------------
Net earnings                                                               $         1,136            671
==========================================================================================================
Basic earnings per common share from:
     Continuing operations                                                 $          0.26           0.17
     Discontinued operations                                                           N/A          (0.02)
     Net earnings                                                                     0.26           0.15
Diluted earnings per common share from:
     Continuing operations                                                 $          0.26           0.17
     Discontinued operations                                                           N/A          (0.02)
     Net earnings                                                                     0.26           0.15
==========================================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  EARNINGS (dollars in thousands, except share data)
(UNAUDITED)
==========================================================================================================
                                                                                   6 Months Ended
                                                                           June 30, 2000    June 30, 1999
----------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                           $        15,613          14,032
     Interest and dividends on investment securities available for sale:
          Taxable                                                                   3,437           3,349
          Nontaxable                                                                  450             518
     Interest on excess funds sold                                                    124              11
     Interest on mortgage loans held for sale                                         147           1,159
----------------------------------------------------------------------------------------------------------
Total interest income                                                              19,771          19,069
----------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                           8,937           8,369
     Interest on other borrowings                                                     930             938
----------------------------------------------------------------------------------------------------------
Total interest expense                                                              9,867           9,307
----------------------------------------------------------------------------------------------------------
Net interest income before provision
     for loan losses                                                                9,904           9,762
Provision for loan losses                                                             210             496
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                 9,694           9,266
----------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                                       382             410
     Deposit service charges                                                          236             181
     Other service charges                                                          1,056             664
     Investment securities gains, net                                                   -             249
     Mortgage loan origination income, net                                            331             684
     Other income                                                                     314             749
----------------------------------------------------------------------------------------------------------
Total other operating income                                                        2,319           2,937
----------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                                 5,186           5,414
     Net occupancy expense of premises                                                575             732
     Furniture and fixtures                                                           662             706
     Office supplies                                                                  129             187
     Outside services                                                                 331             440
     Advertising expense                                                              204             235
     FDIC insurance assessment                                                         47              26
     Postage and courier                                                              171             197
     Telephone expense                                                                163             171
     Amortization expense - goodwill                                                  153             153
     Loss on sale of loans                                                              -             513
     Other expenses                                                                   969           1,142
----------------------------------------------------------------------------------------------------------
Total other operating expenses                                                      8,590           9,916
----------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                        3,423           2,287
Income tax expense                                                                  1,100             656
----------------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                   $         2,323           1,631
----------------------------------------------------------------------------------------------------------
Discontinued operations                                                   $          (837)            (47)
----------------------------------------------------------------------------------------------------------
Net earnings                                                              $         1,486           1,584
==========================================================================================================
Basic earnings per common share from:
     Continuing operations                                                $          0.53            0.37
     Discontinued operations                                                        (0.19)          (0.01)
     Net earnings                                                                    0.34            0.36
Diluted earnings per common share from:
     Continuing operations                                                $          0.53            0.37
     Discontinued operations                                                        (0.19)          (0.01)
     Net earnings                                                                    0.34            0.36
==========================================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)
==================================================================================================
                                                                            ACCUMULATED
                                                    ADDITIONAL                 OTHER
                                           COMMON    PAID-IN    RETAINED   COMPREHENSIVE
                                            STOCK    CAPITAL    EARNINGS      EARNINGS     TOTAL
                                                                               (LOSS)
--------------------------------------------------------------------------------------------------

Balance as of January 1, 2000              $ 1,457       6,830    32,285          (3,164)  37,408

Comprehensive earnings
     Net earnings                                -           -     1,486               -    1,486
     Unrealized gains on investment
          securities available for sale          -           -         -              96       96
     Income tax effect                           -           -         -             (37)     (37)
                                                                                           -------
     Total comprehensive earnings                -           -         -               -    1,545
Issuance of 21,147 shares of common stock        7         228         -               -      235
Cash dividends on common stock                                      (394)                    (394)
                                           -------------------------------------------------------
Balance as of June 30, 2000                $ 1,464       7,058    33,377          (3,105)  38,794
==================================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (dollars  in  thousands)
(UNAUDITED)
===========================================================================================================
                                                                                    6 Months Ended
                                                                             June 30, 2000    June 30,1999
-----------------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities:
     Interest received                                                      $        19,981         17,678
     Fees received                                                                    4,005          3,232
     Net decrease in mortgage loans held for sale                                    14,670         38,986
     Interest paid                                                                   (9,810)        (9,716)
     Cash paid to suppliers and employees                                           (11,075)       (10,803)
     Income taxes paid                                                                 (350)          (381)
-----------------------------------------------------------------------------------------------------------
Net cash provided by continuing operating activities                                 17,421         38,996
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
          Maturities and calls of investment securities available for sale            5,694         13,209
          Sales of investment securities available for sale                              20         20,264
     Purchases of investment securities available for sale                           (2,508)       (33,701)
     Net increase in loans                                                          (11,844)       (10,400)
     Premises and equipment expenditures                                               (626)        (1,400)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (9,264)       (12,028)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in demand deposits,
          NOW accounts, and savings accounts                                         14,061          2,996
     Net decrease in certificates of deposit                                         (1,929)       (11,160)
     Dividends paid on common stock                                                    (787)          (609)
     Net change in other borrowings                                                 (17,389)       (16,823)
     Proceeds from issuance of common stock                                             235            292
     Repayment of long-term debt                                                          -         (1,250)
-----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                (5,809)       (26,554)
-----------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                               2,348            414
Cash and cash equivalents at beginning of year                                       17,501         12,269
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                              $        19,849         12,683
===========================================================================================================
Reconciliation of net earnings to net cash provided by
     continuing operating activities:
          Net earnings                                                      $         2,323          1,631
          Adjustments to reconcile net earnings to net
               cash provided by operating activities:
                    Discontinued operations                                            (837)           (47)
                    Depreciation and amortization                                       764            846
                    Provision for loan losses                                           210            496
                    Gains on sale of investment securities                                -           (249)
                    Discount accretion                                                 (199)          (180)
                    Premium amortization                                                117            178
          (Decrease) increase in:
                    Income taxes payable                                                168            274
                    Interest payable                                                    118           (409)
                    Unearned income                                                      27         (1,934)
                    Other liabilities                                                (1,110)        (1,514)
          Decrease (increase) in:
                    Interest receivable                                                 205            545
                    Other assets                                                        965            544
          Decrease in mortgage loans held for sale                                   14,670         38,815
-----------------------------------------------------------------------------------------------------------
Net cash provided by continuing operating activities                        $        17,421         38,996
===========================================================================================================
Net change in cash and cash equivalents  from discontinued operations       $           914         (1,775)
===========================================================================================================

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

     A comparison of amortized cost and fair value of investment securities available-for-sale at June 30, 2000 and December 31, 1999 follows (dollars in thousands):

=====================================================================================

                                                         June  30,  2000
                                         --------------------------------------------
                                                       Gross       Gross
                                         Amortized   unrealized  unrealized    Fair
                                            cost       gains       losses      value
-------------------------------------------------------------------------------------
     U.S. Treasury and agency
          obligations                    $   65,954           -      (2,446)   63,508
     Obligations of state and political
          subdivisions                       19,196           5        (791)   18,410
     Mortgage-backed securities              39,112           3      (1,873)   37,242
-------------------------------------------------------------------------------------
     Total debt securities                  124,262           8      (5,110)  119,160
-------------------------------------------------------------------------------------
     Federal Home Loan Bank stock             2,052           -           -     2,052
     Other Equity securities                  1,277           -           -     1,277
-------------------------------------------------------------------------------------
     Total securities                    $  127,591           8      (5,110)  122,489
=====================================================================================

=====================================================================================
                                                      December  31,  1999
                                         --------------------------------------------
                                                       Gross       Gross
                                         Amortized   unrealized  unrealized    Fair
                                            cost       gains       losses      value
-------------------------------------------------------------------------------------
     U.S. Treasury and agency
          obligations                    $   66,617           3      (2,352)   64,268
     Obligations of state and political
          subdivisions                       20,350          14        (930)   19,434
     Mortgage-backed securities              41,569           6      (1,939)   39,636
-------------------------------------------------------------------------------------
     Total debt securities                  128,536          23      (5,221)  123,338
-------------------------------------------------------------------------------------
     Federal Home Loan Bank stock             2,052           -           -     2,052
     Other equity securities                    769           -           -       769
-------------------------------------------------------------------------------------
     Total securities                    $  131,357          23      (5,221)  126,159
=====================================================================================

     The amortized cost and fair value of securities available for sale at June 30, 2000 by contractual maturity, are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    June  30,  2000
                                                                  -------------------
                                                                   Amortized   Fair
                                                                      cost     value
-------------------------------------------------------------------------------------
     Due in one year or less                                      $    6,265    6,235
     Due after one year through five years                            46,709   45,230
     Due after five years through ten years                           19,763   18,910
     Due after ten years                                              12,413   11,543
-------------------------------------------------------------------------------------
                                                                      85,150   81,918
     Mortgage-backed securities                                       39,112   37,242
-------------------------------------------------------------------------------------
     Total debt securities                                           124,262  119,160
-------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                                      2,052    2,052
     Other equity securities                                           1,277    1,277
-------------------------------------------------------------------------------------
     Total securities                                             $  127,591  122,489
=====================================================================================


     There were no gross realized losses or gains from security activity during the six months ended June 30, 2000. There was $5,000 in gross realized losses and $254,000 in gross realized gains during the six months ended June 30, 1999. All security gains and losses were as a result of transactions involving available for sale securities.

     Investment securities carried at approximately $78,530,000 and $77,732,000 at June 30, 2000 and December 31, 1999, respectively, were pledged to secure deposits and for other purposes as permitted or required by law.

(3)  LOANS

     The composition of the loan portfolio at the dates shown is as follows (dollars in thousands):

===========================================================================
                                              June 30, 2000   Dec. 31, 1999
---------------------------------------------------------------------------
     Commercial, financial, and agricultural  $      104,003        105,163
     Real estate mortgage                            252,626        240,743
     Consumer                                         19,163         18,144
     Lease financing receivables                         351            369
---------------------------------------------------------------------------

     Total loans, gross                       $      376,143        364,419
===========================================================================

     The following is a summary of activity in the allowance for loan losses (dollars in thousands):

                                                 6 months ended   6 months ended
                                                  June 30, 2000   June 30, 1999
--------------------------------------------------------------------------------
     Balance, beginning of period                $         4,636           4,750
     Provision charged to expense                            210             496
     Recoveries on loans previously charged off               48             143
--------------------------------------------------------------------------------
                                                           4,894           5,389
     Less loans charged off                                  137             277
     Less allowance on loans sold                              -             471
--------------------------------------------------------------------------------

     Balance, end of period                      $         4,757           4,641
================================================================================

(4)  OPERATING SEGMENTS

     The Company's operations include two primary segments: banking and mortgage banking. Through its banking subsidiary's network of 10 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. The Company's three subsidiary banks were consolidated into one charter, Castle Bank N.A., as of June 24, 2000. The Mortgage Banking segment is entirely related to the Company's subsidiary, CasBanc Mortgage, Inc. (CMI), which was discontinued in January 2000 and included the origination and brokerage of primarily residential mortgage loans for sale to various investors. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consisted of consumer finance and holding company operations. The Company's consumer finance subsidiary, Castle Finance Company (CFC), ceased all new lending activities effective with the sale of a substantial portion of the loan portfolio in the first quarter of 1999.

Operating segment information is as follows:
(Dollars in thousands)
                                                                     Mortgage          Consolidated
                                                        Banking      Banking     Other    Total
---------------------------------------------------------------------------------------------------
Three months ended June 30, 2000
--------------------------------
Interest income                                        $   9,911                     82      9,993
Interest expense                                           4,853                    162      5,015
---------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses       5,058                    (80)     4,978
Provision for loan losses                                    105                      -        105
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        4,953                    (80)     4,873
Other operating income                                     1,132                     35      1,167
Other operating expenses                                   3,538                    814      4,352
---------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        2,547                   (859)     1,688
Income tax expense (benefit)                                 883                   (331)       552
---------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $   1,664                   (528)     1,136
---------------------------------------------------------------------------------------------------
Discontinued operations                                $       -             -        -          -
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   1,664             -     (528)     1,136
---------------------------------------------------------------------------------------------------

June 30, 2000
-------------
Assets                                                 $ 531,695         1,914    1,548    535,157
===================================================================================================

Three months ended June 30, 1999
--------------------------------
Interest income                                        $   9,040                    226      9,266
Interest expense                                           4,225                    332      4,557
---------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses       4,815                   (106)     4,709
Provision for loan losses                                    112                    225        337
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        4,703                   (331)     4,372
Other operating income                                     1,226                     42      1,268
Other operating expenses                                   3,630                    954      4,584
---------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        2,299                 (1,243)     1,056
Income tax expense (benefit)                                 755                   (475)       280
---------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $   1,544                   (768)       776
---------------------------------------------------------------------------------------------------
Discontinued operations                                $       -          (105)      -        (105)
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   1,544          (105)   (768)        671
---------------------------------------------------------------------------------------------------

June 30, 1999
-------------
Assets                                                 $ 519,381         4,794   1,068     525,243
===================================================================================================

Operating segment information is as follows:
(Dollars in thousands)
                                                                     Mortgage          Consolidated
                                                        Banking      Banking      Other    Total
---------------------------------------------------------------------------------------------------

Six months ended June 30, 2000
------------------------------
Interest income                                        $  19,729                     42     19,771
Interest expense                                           9,652                    215      9,867
---------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses      10,077                   (173)     9,904
Provision for loan losses                                    210                      -        210
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        9,867                   (173)     9,694
Other operating income                                     2,248                     71      2,319
Other operating expenses                                   7,115                  1,475      8,590
---------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        5,000                 (1,577)     3,423
Income tax expense (benefit)                               1,709                   (609)     1,100
---------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $   3,291                   (968)     2,323
---------------------------------------------------------------------------------------------------
Discontinued operations                                $       -          (837)       -       (837)
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   3,291          (837)    (968)     1,486
---------------------------------------------------------------------------------------------------

June 30, 2000
-------------
Assets                                                 $ 531,695         1,914    1,548    535,157
===================================================================================================

Six months ended June 30, 1999
------------------------------
Interest income                                        $  18,594                    475     19,069
Interest expense                                           8,968                    339      9,307
---------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses       9,626                    136      9,762
Provision for loan losses                                    184                    312        496
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        9,442                   (176)     9,266
Other operating income                                     2,948                    (11)     2,937
Other operating expenses                                   7,335                  2,581      9,916
---------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        5,055                 (2,768)     2,287
Income tax expense (benefit)                               1,713                 (1,057)       656
---------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $   3,342                 (1,711)     1,631
---------------------------------------------------------------------------------------------------
Discontinued operations                                $       -           (47)       -        (47)
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   3,342           (47)  (1,711)     1,584
---------------------------------------------------------------------------------------------------

June 30, 1999
-------------
Assets                                                 $ 519,381         4,794    1,068    525,243
===================================================================================================

(5)  COMPREHENSIVE INCOME

     The Company's comprehensive income for the six month periods ended June 30, 2000 and 1999, is as follows (dollars in thousands):

                                                                    SIX MONTHS ENDED
                                                                        JUNE  30,
                                                                  -------------------
                                                                    2000       1999
                                                                  -------    --------
     Net  earnings                                                $1,486     $ 1,584
     Other  comprehensive  earnings
       Unrealized  gain  (loss)  on  investment  securities           96      (4,632)
       Reclass adjustment for net gains included in net earnings       -        (249)
       Income  tax  effect                                           (37)      1,885
                                                                  -------    --------
     Total  comprehensive earnings (loss)                         $1,545     $(1,412)
                                                                  -------    --------

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

(7)  DISCONTINUED OPERATIONS

     In January 2000, the Company formally adopted a plan to liquidate the mortgage-banking segment, which is comprised entirely of the operations of CMI. The mortgage-banking segment does not include the subsidiary bank's mortgage lending activities, which are a component of continuing operations. As a result of the decision to discontinue the mortgage-banking segment, all related operating activity was reclassified and reported as discontinued operations for financial reporting purposes at December 31, 1999.

     The financial statements for the six months ended June 30, 2000, reflect a loss from discontinued operations of $837,000, as follows:

     Loss  from  operations  of  CMI  (net  of  income  tax
          effect  of  $75,000)                                     $116,000
     Loss  on  disposal  of  CMI,  including  provision  for
          estimated  operating  losses  during  phase-out
          period  (net  of  income  tax  effect  of  $507,000)      721,000
                                                                   --------
                                                                   $837,000

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

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. Potential risks and uncertainties that may affect the Company's operations, performance, development and business results include the following:

- the risk of adverse changes in business conditions in the banking industry generally and in the specific Midwestern markets in which the Company's subsidiary bank operates;
- changes in the legislative and regulatory environment that result in increased competition or operating expenses;
- changes in the interest rates and changes in monetary and fiscal policies and the corresponding effect on the Company's interest rate spread and net interest margin;
- effects on the Company's liquidity if CMI is required to repurchase a significant amount of the fraudulent loans originated and sold by CMI as described below;
-   increased competition from other financial and non-financial institutions;
- the competitive impact of technological advances in the conduct of the banking business; and
- other risks set forth from time to time in the Company's filings with the Securities and Exchange Commission.

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

                              RESULTS OF OPERATIONS
                              ---------------------

The Company's net earnings were $1,486,000 for the six months ended June 30, 2000, down from $1,584,000 for the six months ended June 30, 1999. This represents a decrease of 98,000, or 6.2%. The decrease in net earnings is primarily attributable to discontinued operations, which produced a loss of $837,000 for the six months ended June 30, 2000, as compared to a loss of $47,000 for June 30, 1999. The discontinued operations relate to the Company's mortgage banking segment. Net earnings for the six months ended June 30, 1999 included a $513,000 loss on the sale of a substantial portion of the CFC portfolio, as well as other charges to close that business. Net earnings of $1,136,000 for the three months ended June 30, 2000 compared to net earnings of $671,000 for the three months ended June 30, 1999, for an increase of $465,000, or 69%.

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

During its ongoing investigation into the fraud and other irregularities at CMI, the Company decided to discontinue the mortgage-banking segment. All offices of CMI, which had not been previously closed, were closed in January 2000. A discussion of the discontinuance and the creation of a reserve liability for possible losses on the loans affected by the fraud and the irregularities are included in the Form 10-K for the year ended December 31, 1999.

The Company's net earnings from continuing operations for the six months ended June 30, 2000 were $2,323,000, a 42.4% increase from net earnings from continuing operations of $1,631,000 for the six months ended June 30, 1999. Net earnings from continuing operations for the three months ended June 30, 2000 were $1,136,000 compared to $776,000 for the three months ended June 30, 1999, a 46% increase. These increases were primarily due to the charges in 1999 to close CFC, as discussed above.

Basic earnings per share from continuing operations increased to $0.53 for the six months ended June 30, 2000 as compared to $0.37 for the six months ended June 30, 1999. When including discontinued operations, basic earnings per share decreased to $0.34 for the six months ended June 30, 2000 as compared to $0.36 for the six months ended June 30, 1999. Basic earnings (loss) per share from discontinued operations was ($.19) for the six months ended June 30, 2000 and ($0.01) for the six months ended June 30, 1999. Per common share data reflects the May 1999 2-for-1 stock split in the form of a 100% stock dividend. Basic earnings per share from continuing operations increased to $0.26 for the three months ended June 30, 2000 as compared to $0.17 for the three months ended June 30, 1999. When including discontinued operations, basic earnings per share was still the same for the three months ended June 30, 2000 and $0.15 for the three months ended June 30, 1999.

The Company's banking segment posted net earnings of $3,291,000 for the six months ended June 30, 2000, as compared to $3,342,000 for the six months ended June 30, 1999, for a decrease of 1.5%. The decrease is primarily attributable to the gain on sale of investment securities of $249,000 for the six months ended June 30, 1999. There were no gains/losses during the same period in 2000.

The Company's mortgage banking segment, posted a net loss of $837,000 for the six months ended June 30, 2000, as compared to a net loss of $47,000 for the same time period in 1999. As discussed above, in January 2000, the Company formally adopted a plan to liquidate the mortgage-banking segment, which is comprised entirely of the operations of CMI. The mortgage-banking segment does not include the subsidiary bank's mortgage lending activities, which are a component of continuing operations. As a result of the decision to discontinue the mortgage-banking segment, all related operating activity was reclassified and reported as discontinued operations for financial reporting purposes.

The loss from discontinued operations included losses from operating activities of CMI and the loss on disposal of the mortgage-banking segment. Included in this charge are accruals for operating losses during the phase-out period, accruals for salary and severance payments, write-downs of the value of fixed assets, accruals for lease liabilities, and other items.

Segment information presented under "Other" includes the holding company and consumer finance business. This segment produced a net loss of $968,000 for the six months ended June 30, 2000, compared to a net loss of $1,711,000 for the six months ended June 30, 1999. The decrease in net losses for June 30, 2000 is primarily due to net losses associated with the sale of a substantial portion of its loan portfolio and other related charges involved in closing that business taken in the first six months of 1999.

                                 INTEREST INCOME
                                 ---------------

Net interest income before provision for loan losses, the Company's primary source of earnings, was $9,904,000 for the six months ended June 30, 2000, a $142,000, or 1.5% increase over the same period in 1999.

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

The average net interest margin, on a tax equivalent basis (including non-accruing loans), decreased for the first six months of 2000 to 4.12% as compared to 4.14% for the same period in 1999. The decrease can primarily be attributed to a decrease in the average yield on earning assets due to repricing.

The ratio of average earning assets to average total assets was 93.1% for the first six months of 2000 as compared to 94.2% for the same time period in 1999.

                            PROVISION FOR LOAN LOSSES
                            -------------------------

The subsidiaries establish a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration, and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total outstanding loans remained unchanged at 1.27% at June 30, 2000 as compared to December 31, 1999.

The provision for loan losses recorded during the first six months of 2000 was $210,000 as compared to $496,000 during the same period in 1999. The decrease is due to provisions recorded in 1999 related to CFC. The balance in the allowance for loan loss account is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. The allowance for loan loss balance reflects the underlying credit risk in the loan and lease portfolio. The Company continues to experience strong loan demand. Should strong loan growth continue in the future, the quarterly assessment of adequacy of the allowance may indicate the need for an increase in the provision for loan losses.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing interest, loans in non-accrual status, restructured loans, and other real estate owned, represented 0.56% of total assets as of June 30, 2000, which has decreased from 0.66% at December 31, 1999. The following table summarizes the components of non-performing assets at June 30, 2000 and at December 31, 1999:
                                               JUNE 30, 2000  DECEMBER 31, 1999
                                               -------------  -----------------
                                                   (dollars in thousands)
     Non-accrual  loans                              $2,236          $2,685
     Loans past due 90+ days & still accruing           313             573
     Restructured  loans                                109             120
     Other  real  estate  owned                         345             201
                                                     ------          ------
     TOTAL  NON-PERFORMING  ASSETS                   $3,003          $3,579
                                                     ======          ======

Year-to-date net charge-offs at June 30, 2000 were $89,000 as compared to $134,000 at June 30, 1999. Management continues to closely monitor all past dues and to improve collection efforts.

                             OTHER OPERATING INCOME
                             ----------------------

Total other operating income is comprised of mortgage loan origination income from the subsidiary bank, trust services, deposit service charges, other customer service charges, and other miscellaneous income. Excluding security gains and losses, other operating income was $2,319,000 for the six months ended June 30, 2000, a decrease from $2,688,000 or 13.7% for the six months ended June 30, 1999. This change can be primarily attributed to a decrease in mortgage loan origination income from the subsidiary bank of $353,000. The decreased mortgage loan activity at the subsidiary bank was a result of the unfavorably high interest rate environment in effect for fifteen and thirty year mortgages on one-to-four-family residential properties. For the three months ended June 30, 2000, other operating income, excluding security gains and losses, was $1,167,000 as compared to $1,264,000 for the same period in 1999.

There was no security sale activity for the six months ended June 30, 2000 as compared to net gains of $249,000 for the same time period in 1999. The entire investment portfolio is classified as available-for-sale and the 1999 sales were made from the available-for-sale classification. During 1999 several securities were sold at a gain to take advantage of market conditions at the time of the sale. The portfolio is recorded at current market value in the accompanying financial statements. It is management's expectation to classify all investment securities purchased as available-for-sale for the foreseeable future. Changes in the market value of these securities are reflected in equity, net of applicable income taxes. The decision to purchase or sell a security is based on a number of factors including, but not limited to, the potential for increased yield, improved liquidity, asset mix adjustment, improvement in the interest rate gap, and collateral (pledging) requirements of local municipalities. For the three months ended June 30, 2000, no security gains and losses were recognized as compared to $4,000 during the same period in 1999.

                            OTHER OPERATING EXPENSES
                            ------------------------

Other operating expenses were $8,590,000 for the six months ended June 30, 2000 as compared to $9,916,000 for the six months ended June 30, 1999. Salaries and employee benefits expense represents the largest component of other operating expenses. This category decreased $228,000, or 4.2% from the six month period ended June 30, 1999 to June 30, 2000. The decrease is primarily attributable to the closure of CFC and also reduced staff levels at the subsidiary bank and the holding company, as the Company has consolidated certain "back office" functions.

Occupancy and furniture and fixtures expenses were $1,237,000 for the six months ended June 30, 2000, a decrease of $201,000, or 14.0%, from the same period in 1999. Outside services and other expenses decreased 17.8% to $1,300,000 during the six months ended June 30, 2000 as compared to $1,582,000 for the same period in 1999. Advertising expense decreased 13.1% in the first six months of 2000 to $204,000 versus $235,000 for the first six months of 1999. In addition other operating expenses included a $513,000 loss on the sale of loans discussed above, as well as other expenses associated with the closure of CFC. Management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff. For the quarter ended June 30, 2000, total other operating expenses decreased $232,000 over the corresponding three-month period in 1999.

                               FINANCIAL CONDITION
                               -------------------

Total assets at June 30, 2000, decreased $5,693,000 as compared to December 31, 1999. This decrease is primarily due to a decrease in mortgage loans held for sale of $14,670,000 offset by an increase in net loans of $11,576,000. The decrease in assets along with a $12,133,000 increase in deposits allowed for a decrease in other borrowings of $17,389,000. Average assets for the first six months of 2000 increased by $12,619,000 or approximately 2.4% as compared to the corresponding period in 1999. This increase was primarily attributed to a $24,363,000 increase in the average net loan portfolio offset by a decrease in average mortgage loans held for sale of $14,434,000. Average total deposits grew 2.9% over the corresponding period in 1999 to $462,525,000. Despite this growth in average deposits, the subsidiary bank continues to experience competition for deposits that continue to put pressure on the overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company. The Company had $297,000 of brokered deposits at June 30, 2000, with interest rates of 6.75% maturing in August 2000. Brokered deposits were unchanged from December 31, 1999.

                                     CAPITAL
                                     -------

The Company is committed to maintaining strong capital position at the subsidiary bank and on a consolidated basis. Management monitors, analyzes and forecasts capital positions to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of June 30, 2000 was 7.58%, an increase from 7.26% at December 31, 1999. The ratio exceeds the regulatory well-capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's June 30, 2000 total risk weighted capital ratio also increased to 11.26% from 11.11% at December 31, 1999. The Tier 1 capital ratio at June 30, 2000 increased to 10.06% from 9.91% at December 31, 1999. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well-capitalized levels.

Total stockholder' equity increased $1,386,000 from December 31, 1999 to June 30, 2000. This resulted from net earnings for the six months ended June 30, 2000 of $1,486,000, the issuance of common stock totaling $235,000, offset in part by cash dividends on common stock of $394,000. In addition, accumulated other comprehensive loss decreased by $59,000 due to the change in fair value of investment securities.

                                    LIQUIDITY
                                    ---------

The Company ensures the subsidiary bank maintains appropriate liquidity and provides access to secondary sources of liquidity in case of unusual or unanticipated demand for funds. Primary bank sources of liquidity are repayments of loans, high-quality marketable investment securities available for sale, Federal Home Loan Bank advances, and the bank's federal funds position that, together, are more than sufficient to satisfy liquidity needs arising in the normal course of business. The Company is a secondary source of liquidity for its subsidiary bank through its discretionary access to short-term funding provided by its line of credit, in case of unanticipated demand for funds. Should the subsidiary bank's loan portfolio continue to grow faster than customer deposits, the Company may need to increase its use of alternative funding sources.

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first six months of 2000 as compared to the same period in 1999. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.

                            INTEREST RATE SENSITIVITY
                            -------------------------

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

The Asset/Liability Committee (ALCO) reviews interest rate exposure on a regular basis. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the funds management policy of the Company. Through such management, the Company seeks to monitor the vulnerability of its operations to changes in interest rates. The extent of the movement of interest rates is an uncertainty that could have a negative effect on the earnings of the Company.

                              ACCOUNTING STANDARDS
                              --------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of Statement No. 133." This statement defers the adoption of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of Statement No. 133," which statement addresses various implementation issues relative to SFAS No. 133. SFAS No. 133 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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


ITEM  2--CHANGES  IN  SECURITIES
Not  applicable.


ITEM  3--DEFAULTS  UPON  SENIOR  SECURITIES
Not  applicable.


ITEM  4--  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
The annual meeting of the Company was held on May 25, 2000 at which one proposal was submitted to a vote of security holders:

Proposal 1:  Election of three members to the board of directors of the Company.

                                       Vote For        Votes Withheld
                                       --------        --------------
             Bruce P. Bickner         3,745,226           12,776
             John W. Castle           3,654,590           12,176
             Peter H. Henning         3,745,826           12,176


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


Castle  BancGroup,  Inc.


  /s/  John  W.  Castle
-----------------------
By:  John  W.  Castle,  Chairman  of  the  Board
     Chief  Executive  Officer  and  Director
     Castle  BancGroup,  Inc.

Date:  August 11, 2000




  /s/  Micah  R.  Bartlett
--------------------------
By:  Micah R. Bartlett, Chief Accounting Officer
     and  Controller
     Castle  BancGroup,  Inc.

Date:  August 11, 2000

                                  EXHIBIT INDEX


Exhibit  11     Computation  of  Per  Share  Earnings

Exhibit  27     Financial  Data  Schedule