Form 10-Q
period 2000-09-30
CASTLE BANCGROUP INC
filed 2000-11-13
CIK 723043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

               ---------------------------------------------------

                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                     ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days: [ X ]  Yes  [   ] No

The registrant had 4,395,731 shares of Common Stock outstanding as of October 31, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED  BALANCE SHEETS (dollars in thousands, except share data)
(UNAUDITED)
==================================================================================================================
                      Assets                                                        September 30,  December 31,
                                                                                       2000            1999
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                       $        23,529              17,501
Federal funds sold                                                                      4,900                   -
Investment securities available for sale (note 2)                                     121,964             126,159
Mortgage loans held for sale, at lower of cost or market                                1,641              14,892
Loans (note 3)                                                                        378,047             364,419
     Less:
          Allowance for loan losses (note 3)                                            4,799               4,636
          Unearned income and deferred loan fees, net                                     301                 332
------------------------------------------------------------------------------------------------------------------
Net loans                                                                             372,947             359,451
Premises and equipment                                                                 11,497              11,547
Goodwill, net of amortization                                                           1,981               2,210
Assets of discontinued operations (note 7)                                                163               2,878
Other assets                                                                            6,457               6,212
------------------------------------------------------------------------------------------------------------------
                                                                              $       545,079             540,850
==================================================================================================================
                     Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits:
          Non-interest-bearing                                                       $ 59,797              52,274
          Interest-bearing                                                            423,977             408,143
------------------------------------------------------------------------------------------------------------------
Total deposits                                                                        483,774             460,417
     Other borrowings                                                                  17,921              39,486
     Other liabilities                                                                  2,386               3,539
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     504,081             503,442
     Stockholders' equity:
     Common stock, $.33 1/3 par value; 25,000,000 shares authorized, 4,395,083 and
          4,369,663 shares issued and outstanding in 2000 and 1999, respectively        1,465               1,457
     Additional paid-in capital                                                         7,105               6,830
     Accumulated other comprehensive loss, net of tax                                  (2,067)             (3,164)
     Retained earnings                                                                 34,495              32,285
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             40,998              37,408
Commitments and contingent liabilities
------------------------------------------------------------------------------------------------------------------
                                                                                     $545,079             540,850
==================================================================================================================

See accompanying notes to unaudited consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF  EARNINGS (dollars in thousands, except share data)
(UNAUDITED)
==================================================================================================================
                                                                                       Three Months Ended
                                                                            September 30, 2000  September 30, 1999
------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                               $         8,137               7,051
     Interest and dividends on investment securities available for sale:
          Taxable                                                                       1,697               1,721
          Nontaxable                                                                      222                 263
     Interest on federal funds sold                                                        10                   3
     Interest on mortgage loans held for sale                                              19                 408
------------------------------------------------------------------------------------------------------------------
Total interest income                                                                  10,085               9,446
------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                               4,861               4,170
     Interest on other borrowings                                                         324                 479
------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                  5,185               4,649
------------------------------------------------------------------------------------------------------------------
Net interest income before provision
     for loan losses                                                                    4,900               4,797
Provision for loan losses                                                                 105                  64
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                     4,795               4,733
------------------------------------------------------------------------------------------------------------------
Other operating income:
     Trust fees                                                                           267                 205
     Deposit service charges                                                              101                 102
     Other service charges                                                                601                 483
     Investment securities gains, net                                                       -                   1
     Mortgage loan origination income, net                                                213                 235
     Other income                                                                         115                 289
------------------------------------------------------------------------------------------------------------------
Total other operating income                                                            1,297               1,315
------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                                     2,667               2,681
     Net occupancy expense of premises                                                    307                 286
     Furniture and fixtures                                                               373                 358
     Office supplies                                                                      127                  88
     Outside services                                                                     119                 224
     Advertising expense                                                                   94                  68
     FDIC insurance assessment                                                             24                  13
     Postage and courier                                                                   88                  92
     Telephone expense                                                                     83                  91
     Amortization expense - goodwill                                                       76                  76
     Other expenses                                                                       534                 494
------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                          4,492               4,471
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                            1,600               1,577
Income tax expense                                                                        481                 474
------------------------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                              $  1,119               1,103
------------------------------------------------------------------------------------------------------------------
Discontinued operations (note 7)                                                     $      -                (323)
------------------------------------------------------------------------------------------------------------------
Net earnings                                                                         $  1,119                 780
==================================================================================================================
Basic earnings per common share from:
     Continuing operations                                                           $   0.25                0.26
     Discontinued operations                                                                -               (0.08)
     Net earnings                                                                        0.25                0.18
Diluted earnings per common share from:
     Continuing operations                                                           $   0.25                0.26
     Discontinued operations                                                                -               (0.08)
     Net earnings                                                                        0.25                0.18
==================================================================================================================

See accompanying notes to unaudited consolidated financial statements.


CONSOLIDATED  STATEMENTS  OF  EARNINGS (dollars in thousands, except share data)
(UNAUDITED)
==================================================================================================================
                                                                                         Nine Months Ended
                                                                            September 30, 2000  September 30, 1999
------------------------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                                $       23,751              21,083
     Interest and dividends on investment securities available for sale:
          Taxable                                                                       5,134               5,070
          Nontaxable                                                                      672                 781
     Interest on federal funds sold                                                       133                  13
     Interest on mortgage loans held for sale                                             166               1,567
------------------------------------------------------------------------------------------------------------------
Total interest income                                                                  29,856              28,514
------------------------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                              13,799              12,539
     Interest on other borrowings                                                       1,254               1,417
------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                 15,053              13,956
------------------------------------------------------------------------------------------------------------------
Net interest income before provision
     for loan losses                                                                   14,803              14,558
Provision for loan losses                                                                 315                 560
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                    14,488              13,998
------------------------------------------------------------------------------------------------------------------
Other operating income
     Trust fees                                                                           649                 616
     Deposit service charges                                                              336                 283
     Other service charges                                                              1,657               1,148
     Investment securities gains, net                                                       -                 250
     Mortgage loan origination income, net                                                544                 919
     Other income                                                                         430               1,038
------------------------------------------------------------------------------------------------------------------
Total other operating income                                                            3,616               4,254
------------------------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits                                                     7,852               8,095
     Net occupancy expense of premises                                                    882               1,018
     Furniture and fixtures                                                             1,035               1,063
     Office supplies                                                                      256                 275
     Outside services                                                                     449                 663
     Advertising expense                                                                  298                 303
     FDIC insurance assessment                                                             71                  39
     Postage and courier                                                                  259                 290
     Telephone expense                                                                    245                 262
     Amortization expense - goodwill                                                      229                 229
     Loss on sale of loans                                                                  -                 513
     Other expenses                                                                     1,506               1,638
------------------------------------------------------------------------------------------------------------------
Total other operating expenses                                                         13,082              14,388
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                            5,022               3,864
Income tax expense                                                                      1,581               1,130
------------------------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                       $         3,441               2,734
------------------------------------------------------------------------------------------------------------------
Discontinued operations                                                       $          (837)               (370)
------------------------------------------------------------------------------------------------------------------
Net earnings                                                                  $         2,604               2,364
==================================================================================================================
Basic earnings per common share from:
     Continuing operations                                                    $          0.79                0.63
     Discontinued operations                                                            (0.19)              (0.08)
     Net earnings                                                                        0.59                0.55
Diluted earnings per common share from:
     Continuing operations                                                    $          0.79                0.63
     Discontinued operations                                                            (0.19)              (0.08)
     Net earnings                                                                        0.59                0.55
==================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES  IN  STOCKHOLDERS'  EQUITY  (dollars in thousands, except share data)
(UNAUDITED)
==========================================================================================================
                                                                                       ACCUMULATED
                                                                                          OTHER
                                                                  ADDITIONAL          COMPREHENSIVE
                                                         COMMON    PAID-IN    RETAINED   EARNINGS
                                                          STOCK    CAPITAL    EARNINGS    (LOSS)    TOTAL
----------------------------------------------------------------------------------------------------------
Balance as of January 1, 2000                          $  1,457       6,830     32,285    (3,164)  37,408
Comprehensive earnings
  Net earnings                                                -           -      2,604         -    2,604
  Unrealized gains on investment
    securities available for sale                             -           -          -     1,789    1,789
  Income tax effect                                           -           -          -      (692)    (692)
                                                                                                   -------
  Total comprehensive earnings                                -           -          -         -    3,701
Issuance of 25,420 shares of common stock                     8         275          -         -      283
Cash dividends on common stock  ($0.09 per share)             -           -       (394)        -     (394)
                                                       ---------------------------------------------------
Balance as of September 30, 2000                       $  1,465       7,105     34,495    (2,067)  40,998
==========================================================================================================

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
(UNAUDITED)
=================================================================================================================
                                                                                      Nine  Months  Ended
                                                                             September 30, 2000  September 30, 1999
-----------------------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities:
     Interest received                                                       $          29,307            26,532
     Fees received                                                                       7,214             5,730
     Net decrease in mortgage loans held for sale                                       13,251            49,611
     Interest paid                                                                     (15,016)          (14,306)
     Cash paid to suppliers and employees                                              (15,466)          (15,856)
     Income taxes paid                                                                    (850)             (792)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operating activities                                    18,440            50,919
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
          Maturities and calls of investment securities available for sale               9,372            14,911
          Sales of investment securities available for sale                                 20            26,828
     Purchases of investment securities available for sale                              (3,576)          (44,294)
     Net increase in loans                                                             (13,827)          (17,035)
     Premises and equipment expenditures                                                  (790)           (1,603)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (8,801)          (21,193)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase (decrease) in demand deposits,
          NOW accounts, and savings accounts                                            29,187            (1,366)
     Net decrease in certificates of deposit                                            (5,829)           (3,528)
     Dividends paid on common stock                                                       (787)             (609)
     Net change in other borrowings                                                    (21,039)          (23,867)
     Proceeds from issuance of common stock                                                282               362
     Repayment of long-term debt                                                          (525)           (1,250)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                      1,289           (30,258)
-----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                 10,928              (532)
Cash and cash equivalents at beginning of year                                          17,501            12,269
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                   $      28,429            11,737
=================================================================================================================
Reconciliation of net earnings to net cash provided by
     continuing operating activities:
          Net earnings                                                           $       3,441             2,734
          Adjustments to reconcile net earnings to net
               cash provided by operating activities:
                    Discontinued operations                                               (837)             (370)
                    Depreciation and amortization                                        1,117             1,257
                    Provision for loan losses                                              315               560
                    Gains on sale of investment securities                                   -              (250)
                    Discount accretion                                                    (307)             (273)
          Premium amortization                                                             160               248
          (Decrease) increase in:
                    Income taxes payable                                                   149               338
                    Interest payable                                                       119              (350)
                    Unearned income                                                        (31)           (1,969)
                    Other liabilities                                                   (1,407)           (2,143)
          Decrease (increase) in:
                    Interest receivable                                                   (431)               10
                    Other assets                                                         2,901             1,516
          Decrease in mortgage loans held for sale                                      13,251            49,611
-----------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operating activities                             $      18,440            50,919
=================================================================================================================
Net change in cash and cash equivalents  from discontinued operations            $        (660)           (2,397)
=================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Castle BancGroup, Inc. (the "Company") and subsidiaries are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

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

     A comparison of amortized cost and fair value of investment securities available-for-sale at September 30, 2000 and December 31, 1999 follows (dollars in thousands):


============================================================================================================
                                                                    September  30,  2000
                                             ---------------------------------------------------------------
                                                                   Gross             Gross
                                             Amortized cost  unrealized gains  unrealized losses  Fair value
------------------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
          obligations                        $       65,031                13            (1,651)      63,393
     Obligations of state and political
          subdivisions                               19,169                 4              (579)      18,594
     Mortgage-backed securities                      37,775                15            (1,211)      36,579
------------------------------------------------------------------------------------------------------------
     Total debt securities                          121,975                32            (3,441)     118,566
------------------------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                     2,052                 -                 -        2,052
     Other equity securities                          1,346                 -                 -        1,346
------------------------------------------------------------------------------------------------------------
     Total securities                        $      125,373                32            (3,441)     121,964
============================================================================================================

============================================================================================================
                                                                      December 31, 1999
                                             ---------------------------------------------------------------
                                                                   Gross             Gross
                                             Amortized cost  unrealized gains  unrealized losses  Fair value
 ------------------------------------------------------------------------------------------------------------
     U.S. Treasury and agency
          obligations                        $       66,617                 3            (2,352)      64,268
     Obligations of state and political
          subdivisions                               20,350                 14             (930)      19,434
     Mortgage-backed securities                      41,569                  6           (1,939)      39,636
------------------------------------------------------------------------------------------------------------
     Total debt securities                          128,536                 23           (5,221)     123,338
------------------------------------------------------------------------------------------------------------
     Federal Home Loan Bank stock                     2,052                  -                -        2,052
     Other equity securities                            769                  -                -          769
------------------------------------------------------------------------------------------------------------
     Total securities                        $      131,357                 23           (5,221)     126,159
============================================================================================================

     The amortized cost and fair value of securities available for sale at September 30, 2000 by contractual maturity, are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      September 30, 2000
                                              ----------------------------------
                                                 Amortized cost  Fair value
--------------------------------------------------------------------------------
         Due in one year or less                  $       4,238        4,217
         Due after one year through five years           47,705       46,805
         Due after five years through ten years          19,760       19,207
         Due after ten years                             12,497       11,758
--------------------------------------------------------------------------------
                                                         84,200       81,987
         Mortgage-backed securities                      37,775       36,579
--------------------------------------------------------------------------------
         Total debt securities                          121,975      118,566
         Federal Home Loan Bank stock                     2,052        2,052
--------------------------------------------------------------------------------
         Other equity securities                         1,346         1,346
--------------------------------------------------------------------------------
         Total securities                        $     125,373       121,964
=================================================================================


     There were no realized losses or gains from security activity during the nine months ended September 30, 2000. There were $62,000 in gross realized losses and $312,000 in gross realized gains during the nine months ended September 30, 1999. All security gains and losses were as a result of transactions involving available for sale securities.

     Investment securities carried at approximately $80,675,000 and $77,732,000 at September 30, 2000 and December 31, 1999, respectively, were pledged to secure deposits and for other purposes as permitted or required by law.

(3)  LOANS

     The composition of the loan portfolio at the dates shown is as follows (dollars in thousands):

========================================================================================
                                                 September 30, 2000   December 31, 1999
----------------------------------------------------------------------------------------
     Commercial, financial, and agricultural     $           107,073            105,163
     Real estate mortgage                                    251,534            240,743
     Consumer                                                 19,067             18,144
     Lease financing receivables                                 373                369
----------------------------------------------------------------------------------------

     Total loans, gross                          $           378,047            364,419

The following is a summary of activity in the allowance for loan losses (dollars in thousands):
========================================================================================
                                                  Nine months ended  Nine months ended
                                                 September 30, 2000  September 30, 1999
----------------------------------------------------------------------------------------
     Balance, beginning of period                $             4,636              4,750
     Provision charged to expense                                315                560
     Recoveries on loans previously charged off                   57                162
----------------------------------------------------------------------------------------
                                                               5,008              5,472
     Less loans charged off                                      209                526
     Less allowance on loans sold                                  -                439
----------------------------------------------------------------------------------------
     Balance, end of period                      $             4,799              4,507
========================================================================================

(4)  OPERATING SEGMENTS

     The Company's operations include two primary segments: banking and mortgage banking. Through its banking subsidiary's network of 11 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. The Company's three subsidiary banks were consolidated into one charter, Castle Bank N.A., as of June 24, 2000. The mortgage-banking segment is entirely related to the Company's subsidiary, CasBanc Mortgage, Inc. (CMI), which was discontinued in January 2000 and included the origination and brokerage of primarily residential mortgage loans for sale to various investors. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Smaller operating segments are combined and consisted of consumer finance and holding company operations. The Company's consumer finance subsidiary, Castle Finance Company (CFC), ceased all new lending activities effective with the sale of a substantial portion of the loan portfolio in the first quarter of 1999.

Operating segment information is as follows:
(Dollars in thousands)
                                                                         Mortgage            Consolidated
                                                          Banking        Banking      Other         Total
---------------------------------------------------------------------------------------------------------
Three months ended September 30, 2000
-------------------------------------
Interest income                                        $      10,092                     (7)      10,085
Interest expense                                               5,115                     70        5,185
---------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses           4,977                    (77)       4,900
Provision for loan losses                                        105                      -          105
---------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            4,872                    (77)       4,795
Other operating income                                         1,289                      8        1,297
Other operating expenses                                       3,708                    784        4,492
---------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                            2,453                   (853)       1,600
Income tax expense (benefit)                                     812                   (331)         481
---------------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $       1,641                   (522)       1,119
---------------------------------------------------------------------------------------------------------
Discontinued operations                                $           -             -        -            -
---------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $       1,641             -     (522)       1,119
---------------------------------------------------------------------------------------------------------
September 30, 2000
------------------
Assets                                                 $     543,139           163    1,777      545,079
=========================================================================================================

Three months ended September 30, 1999
-------------------------------------
Interest income                                        $       9,831                   (385)       9,446
Interest expense                                               4,921                   (272)       4,649
---------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses           4,910                   (113)       4,797
Provision for loan losses                                         64                      0           64
---------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            4,846                   (113)       4,733
Other operating income                                         1,302                     13        1,315
Other operating expenses                                       3,695                    776        4,471
---------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                            2,453                   (876)       1,577
Income tax expense (benefit)                                     812                   (338)         474
---------------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $       1,641                   (538)       1,103
---------------------------------------------------------------------------------------------------------
Discontinued operations                                $           -          (323)       -         (323)
---------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $       1,641          (323)    (538)         780
---------------------------------------------------------------------------------------------------------
September 30, 1999
Assets                                                 $     525,518         3,854   (6,824)      522,548
=========================================================================================================


Operating segment information is as follows:
(Dollars in thousands)
                                                                        Mortgage                Consolidated
                                                             Banking     Banking       Other           Total
------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2000
------------------------------------
Interest income                                        $      29,821                      35         29,856
Interest expense                                              14,767                     286         15,053
------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses          15,054                    (251)        14,803
Provision for loan losses                                        315                       -            315
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           14,739                    (251)        14,488
Other operating income                                         3,537                      79          3,616
Other operating expenses                                      10,823                   2,259         13,082
------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                            7,453                  (2,431)         5,022
Income tax expense (benefit)                                   2,521                    (940)         1,581
------------------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $       4,932                  (1,491)         3,441
------------------------------------------------------------------------------------------------------------
Discontinued operations                                $           -          (837)       -            (837)
------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $       4,932          (837)  (1,491)          2,604
------------------------------------------------------------------------------------------------------------

September 30, 2000
------------------
Assets                                                 $     543,139           163    1,777         545,079
============================================================================================================

Nine months ended September 30, 1999
-------------------------------------
Interest income                                        $      28,425                      89         28,514
Interest expense                                              13,889                      67         13,956
------------------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses          14,536                      22         14,558
Provision for loan losses                                        248                     312            560
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           14,288                    (290)        13,998
Other operating income                                         4,250                       4          4,254
Other operating expenses                                      11,030                   3,358         14,388
------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                            7,508                  (3,644)         3,864
Income tax expense (benefit)                                   2,525                  (1,395)         1,130
------------------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $       4,983                  (2,249)         2,734
------------------------------------------------------------------------------------------------------------
Discontinued operations                                $           -          (370)       -            (370)
------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $       4,983          (370)  (2,249)          2,364
------------------------------------------------------------------------------------------------------------

September 30, 1999
------------------
Assets                                                 $     525,518         3,854   (6,824)        522,548
============================================================================================================

(5)  COMPREHENSIVE EARNINGS

     The Company's comprehensive earnings (loss) for the three month and nine month periods ending September 30, 2000 and 1999, is as follows (dollars in thousands):

                                                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                SEPTEMBER  30,    SEPTEMBER  30,
                                                                 2000     1999    2000      1999
                                                                ===============  =================
  Net earnings                                                  $1,119   $ 780   $2,604   $ 2,364
  Other comprehensive earnings
    Unrealized gain (loss) on investment securities              1,693    (457)   1,789    (5,089)
    Reclass adjustment for net gains included in net earnings        -      (1)       -      (250)
    Income tax effect                                             (655)    177     (692)    2,062
                                                                -------  ------  -------  --------
  Total comprehensive earnings (loss)                           $2,157   $ 499   $3,701   $  (913)
                                                                -------  ------  -------  --------

(6)  COMMITMENTS AND CONTINGENT LIABILITIES

     Because of the nature of their activities, the Company and its subsidiaries are subject to pending and threatened legal actions, which arise in the normal course of business. In the opinion of management, based on the advice of legal counsel, the disposition of any known pending legal actions will not have a material adverse effect on the financial position or the liquidity and results of operations of the Company.

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

     The financial statements for the nine months ended September 30, 2000, reflect a loss from discontinued operations of $837,000, as follows:

          Loss  from  operations  of  CMI  (net  of  income  tax
               effect  of  $75,000)                                    $ 116,000
          Loss  on  disposal  of  CMI,  including  provision  for
               estimated  operating  losses  during  phase-out
               period  (net  of  income  tax  effect  of  $507,000)      721,000
                                                                       ---------
                                                                       $ 837,000
                                                                       =========

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

                              RESULTS OF OPERATIONS
                              ---------------------

The Company's net earnings were $2,604,000 for the nine months ended September 30, 2000, up from $2,364,000 for the nine months ended September 30, 1999. This represents an increase of $240,000, or 10.2%. Net earnings for the nine months ended September 30, 1999 included a $513,000 loss on the sale of a substantial portion of the CFC portfolio, as well as other charges to close that business. Net earnings of $1,119,000 for the three months ended September 30, 2000 compared to net earnings of $780,000 for the three months ended September 30, 1999, for an increase of $339,000, or 43.5%. The increase in net earnings for the quarter is primarily attributable to the 1999 loss from discontinued operations, which produced a loss of $323,000 for the quarter ended September 30, 1999. The discontinued operations relate to the Company's mortgage-banking segment.

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

The Company's net earnings from continuing operations for the nine months ended September 30, 2000 were $3,441,000, a 25.9% increase from net earnings from continuing operations of $2,734,000 for the nine months ended September 30, 1999. This increase is primarily attributable to the CFC losses in 1999, as discussed above. Net earnings from continuing operations for the three months ended September 30, 2000 were $1,119,000 compared to $1,103,000 for the three months ended September 30, 1999, a 1.5% increase.

Basic earnings per share from continuing operations increased to $0.79 for the nine months ended September 30, 2000 as compared to $0.63 for the nine months ended September 30, 1999. If discontinued operations are included, basic earnings per share increased to $0.59 for the nine months ended September 30, 2000 as compared to $0.55 for the nine months ended September 30, 1999. Basic earnings (loss) per share from discontinued operations was ($.19) for the nine months ended September 30, 2000 and ($0.08) for the nine months ended September 30, 1999. Per common share data reflects the May 1999 2-for-1 stock split in the form of a 100% stock dividend. Basic earnings per share from continuing operations was $0.25 for the three months ended September 30, 2000, as compared $0.26 for the three months ended September 30, 1999. If discontinued operations are included, basic earnings per share were again $0.25 for the three months ended September 30, 2000 and $0.18 for the three months ended September 30, 1999.

The Company's banking segment posted net earnings of $4,932,000 for the nine months ended September 30, 2000, as compared to $4,983,000 for the nine months ended September 30, 1999, for a decrease of 1.0%. The decrease is primarily attributable to the gain on sale of investment securities of $250,000 included in the nine months ended September 30, 1999. There were no gains or losses during the same period in 2000.

The Company's mortgage-banking segment posted a net loss of $837,000 for the nine months ended September 30, 2000, as compared to a net loss of $370,000 for the same time period in 1999. As discussed above, in January 2000, the Company formally adopted a plan to liquidate the mortgage-banking segment, which is comprised entirely of the operations of CMI. The mortgage-banking segment does not include the subsidiary bank's mortgage lending activities, which are a component of continuing operations. As a result of the decision to discontinue the mortgage-banking segment, all related operating activity was reclassified and reported as discontinued operations for financial reporting purposes.

The loss from discontinued operations included losses from operating activities of CMI and the loss on disposal of the mortgage-banking segment. Included in this charge are accruals for operating losses during the phase-out period, accruals for salary and severance payments, write-downs of the value of fixed assets, accruals for lease liabilities, and other items.

Segment information presented under "Other" in Note 4 includes the holding company and consumer finance business. This segment produced a net loss of $1,491,000 for the nine months ended September 30, 2000, compared to a net loss of $2,249,000 for the nine months ended September 30, 1999. The decrease in net losses for September 30, 2000 is primarily due to net losses associated with the sale of a substantial portion of the CFC loan portfolio and other related charges involved in closing that business taken in the first nine months of 1999.

                               NET INTEREST INCOME
                               -------------------

Net interest income before provision for loan losses, the Company's primary source of earnings, was $14,804,000 for the nine months ended September 30, 2000, a $246,000, or 1.7% increase over the same period in 1999.

Management believes that net interest margins may narrow as competitive pressures in the marketplace expand. Competition from financial institutions and non-traditional competitors, as well as general economic trends, may continue to impact future earnings. Earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

The average net interest margin, on a tax equivalent basis (including non-accruing loans), decreased for the first nine months of 2000 to 4.10% as compared to 4.11% for the same period in 1999. The decrease can primarily be attributed to a decrease in the average yield on earning assets due to repricing.

The ratio of average earning assets to average total assets was 93.2% for the first nine months of 2000 as compared to 94.3% for the same time period in 1999.

              ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
                                 (IN THOUSANDS)

                                                Average Balance  Interest Earned or Paid  Average Rate
                                                ---------------  -----------------------  ------------
                                                          Nine Months Ended September 30,
                                                   2000      1999      2000     1999    2000     1999
                                                 ---------  --------  -------  -------  -----  ------
  INTEREST EARNING ASSETS:
Taxable securities available for sale            $104,604   107,792    5,134    5,070   6.54%  6.27%
Tax-exempt securities available for sale1          19,298    21,217    1,018    1,183   7.03%  7.44%
                                                 ---------  --------  -------  -------  -----  ------
Total securities                                 $123,902   129,009    6,152    6,253   6.62%  6.46%
                                                 ---------  --------  -------  -------  -----  ------

Federal funds sold                                  2,959         -      133       13   5.99%     -
Mortgage loans held for sale2                       2,614    28,759      166    1,567   8.47%  7.26%
Net loans1,3                                      372,051   335,120   24,009   21,320   8.60%  8.48%
                                                 ---------  --------  -------  -------  -----  ------
Total earning assets (FTE)                       $501,526   492,888   30,460   29,153   8.10%  7.89%
                                                 =========  ========  =======  =======  =====  ======

  INTEREST BEARING LIABILITIES:
Interest-bearing deposits                        $410,028   395,831   13,799   12,539   4.49%  4.22%
Other borrowings                                   27,838    34,178    1,254    1,417   6.01%  5.53%
                                                 ---------  --------  -------  -------  -----  ------
Total interest-bearing liabilities                437,866   430,009   15,053   13,956   4.58%  4.33%
                                                 =========  ========  =======  =======  =====  ======

Interest rate spread (FTE)                                                              3.52%  3.56%

Net interest margin / Net interest income (FTE)                       15,407   15,197   4.10%  4.11%
                                                                     =======  =======  =====  ======

1     The  interest  on tax-exempt investment securities and tax-exempt loans is calculated on a tax equivalent  basis  assuming  a  federal  tax  rate  of  34.00%.
2     The  yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as  shown  above.
3     The balances of nonaccrual loans are included in average loans outstanding.  Interest on loans includes  yield-related  loan  fees.

                            PROVISION  FOR  LOAN  LOSSES
                            ----------------------------

The Company establishes a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration, and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as at companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total outstanding loans was to 1.27% at September 30, 2000, unchanged from 1.27% at December 31, 1999.

The provision for loan losses recorded during the first nine months of 2000 was $315,000 as compared to $560,000 during the same period in 1999. The decrease is due to provisions recorded in 1999 related to CFC. The balance in the allowance for loan loss account is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. The allowance for loan loss balance reflects the underlying credit risk in the loan and lease portfolio. The Company continues to experience strong loan demand. Should strong loan growth continue in the future, the quarterly assessment of adequacy of the allowance might indicate the need for an increase in the provision for loan losses.

Management continues to closely monitor and control asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing interest, loans in non-accrual status, restructured loans, and other real estate owned, represented .52% of total assets as of September 30, 2000, which has decreased from 0.66% at December 31, 1999. The following table summarizes the components of non-performing assets at September 30, 2000 and at December 31, 1999:

                                   SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                   ------------------       -----------------
                                              (dollars in thousands)
Non-accrual loans                           $2,578                 $2,685

  Loans past due 90+ days & still accruing     178                    573
  Restructured loans                           104                    120
  Other real estate owned                        -                    201
                                            ------                 ------
  TOTAL NON-PERFORMING ASSETS               $2,860                 $3,579
                                            ======                 ======

Year-to-date net charge-offs at September 30, 2000 were $152,000 as compared to $364,000 at September 30, 1999. Management continues to closely monitor all past dues and to improve collection efforts.

                             OTHER OPERATING INCOME
                             ----------------------

Total other operating income is comprised of mortgage loan origination income from the subsidiary bank, trust services, deposit service charges, other customer service charges, and other miscellaneous income. Excluding security gains and losses, other operating income was $3,616,000 for the nine months ended September 30, 2000, a decrease of 9.7% from $4,004,000 for the nine months ended September 30, 1999. This change can be primarily attributed to a decrease in mortgage loan origination income of $375,000. The decreased mortgage loan activity at the subsidiary bank was a result of the unfavorably high interest rate environment in effect for fifteen and thirty year mortgages on one-to-four-family residential properties. For the three months ended September 30, 2000, other operating income, excluding security gains and losses, was $1,297,000 as compared to $1,314,000 for the same period in 1999.

There was no security sale activity for the nine months ended September 30, 2000 as compared to net gains of $250,000 for the same time period in 1999. The entire investment portfolio is classified as available-for-sale and the 1999 sales were made from the available-for-sale classification. During 1999, several securities were sold at a gain to take advantage of market conditions at the time of the sale. The portfolio is recorded at current market value in the accompanying financial statements. It is management's expectation to classify all investment securities purchased as available-for-sale for the foreseeable future. Changes in the market value of these securities are reflected in equity, net of applicable income taxes. The decision to purchase or sell a security is based on a number of factors including, but not limited to, the potential for increased yield, improved liquidity, asset mix adjustment, improvement in the interest rate gap, and collateral (pledging) requirements of local municipalities.

                            OTHER OPERATING EXPENSES
                            ------------------------

Other operating expenses were $13,082,000 for the nine months ended September 30, 2000 as compared to $14,388,000 for the nine months ended September 30, 1999. Salaries and employee benefits expense represents the largest component of other operating expenses. This category decreased $243,000, or 3.0% from the nine month period ended September 30, 1999 to September 30, 2000. The decrease is primarily attributable to the closure of CFC and also reduced staff levels at the subsidiary bank and the holding company, as the Company has consolidated certain "back office" functions.

Occupancy and furniture and fixtures expenses were $1,917,000 for the nine months ended September 30, 2000, a decrease of $164,000, or 7.9%, from the same period in 1999. Outside services and other expenses decreased 15.0% to
$1,955,000 during the nine months ended September 30, 2000 as compared to $2,301,000 for the same period in 1999. Advertising expense decreased 1.7% in the first nine months of 2000 to $298,000 versus $303,000 for the first nine months of 1999. Other operating expenses for 1999 included a $513,000 loss on the sale of loans discussed above, as well as other expenses associated with the closure of CFC. Management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff. For the quarter ended September 30, 2000, total other operating expenses decreased $21,000 over the corresponding three-month period in 1999.

                               FINANCIAL CONDITION
                               -------------------

Total assets at September 30, 2000, increased $4,229,000 as compared to December 31, 1999. This increase is primarily due to an increase in net loans of $13,496,000 and Federal funds sold of 4,900,000 offset by a decrease in mortgage loans held for sale of $13,251,000. A $23,357,000 increase in deposits allowed for a decrease in other borrowings of $21,565,000. Average assets for the first nine months of 2000 increased by $10,882,000 or approximately 2.1% as compared to the corresponding period in 1999. This increase was primarily attributed to a $36,809,000 increase in the average net loan portfolio offset by a decrease in average mortgage loans held for sale of $27,087,000. Average total deposits grew 4.7% over the corresponding period in 1999 to $464,812,000. Despite this growth in average deposits, the subsidiary bank continues to experience competition for deposits that continues to put pressure on the overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company, but also recognizes the need to use wholesale funding sources, such as Federal Loan Home Bank advances, to fund loan portfolio growth.

                                     CAPITAL
                                     -------

The Company is committed to maintaining a strong capital position at the subsidiary bank and on a consolidated basis. Management monitors, analyzes and forecasts capital positions to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of September 30, 2000 was 7.75%, an increase from 7.26% at December 31, 1999. The ratio exceeds the regulatory well-capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's September 30, 2000 total risk weighted capital ratio also increased to 11.73% from 11.11% at December 31, 1999. The Tier 1 capital ratio at September 30, 2000 increased to 10.50% from 9.91% at December 31, 1999. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well-capitalized levels.

Total stockholder's equity increased $3,590,000 from December 31, 1999 to September 30, 2000. This resulted from net earnings for the nine months ended
September 30, 2000 of $2,604,000, the issuance of common stock totaling $283,000, offset in part by cash dividends on common stock of $394,000. In addition, accumulated other comprehensive loss decreased $1,097,000 due to the change in fair value of investment securities.

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first nine months of 2000 as compared to the same period in 1999. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.

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

The Funds Management Committee reviews interest rate exposure on a regular basis. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the funds management policy of the Company. Through such management, the Company seeks to monitor the vulnerability of its operations to changes in interest rates. The extent of the movement of interest rates is an uncertainty that could have a negative effect on the earnings of the Company.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The majority of the provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001; however, certain disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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

      (b)     Reports  on  Form  8-K
              -----------------------
              None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Castle  BancGroup,  Inc.


   /s/  John  W.  Castle
---------------------------
By:     John  W.  Castle,  Chairman  of  the  Board
        Chief  Executive  Officer  and  Director
        Castle  BancGroup,  Inc.

Date:   November  10,  2000





  /s/  Micah  R.  Bartlett
------------------------------
By:   Micah  R.  Bartlett,  Chief  Accounting  Officer
      and  Controller
      Castle  BancGroup,  Inc.

Date:  November  10,  2000

                                  EXHIBIT INDEX


Exhibit  11     Computation  of  Per  Share  Earnings

Exhibit  27     Financial  Data  Schedule