Form 10-K
period 2000-12-31
CASTLE BANCGROUP INC
filed 2001-03-26
CIK 723043

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

--------------------------------------------------------------------------------

                                    FORM 10-K

--------------------------------------------------------------------------------

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

For the Fiscal Year Ended December 31, 2000           Commission File No.0-25914


                             CASTLE BANCGROUP, INC.
              (Exact name of registrant as specified in its charter)

       Delaware                                                 36-3238190
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                              Identification  No.)

                            121 West Lincoln Highway
                                DeKalb, IL  60115
          (Address including zip code, of principal executive offices)

Registrant's telephone number, including area code:  (815) 758-7007

Securities registered pursuant to Section 12(b)  of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.33 1/3 Per Share

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.   Yes  [X]    No  [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 2001, based upon average market price at that date:
The registrant's Common Stock is infrequently traded. The most recent known trading price is $10.75 per share. Based on this price the aggregate market value of voting shares held by non-affiliates of the registrant is $40,464,000.

The registrant had 4,411,079 shares of Common Stock outstanding as of March 12, 2001.

The  following  documents  are  incorporated  by  reference  in  this  report:
1. Portions of the registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference to Part III hereof.

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

     Castle Bank N.A., First National Bank in DeKalb, and Castle Bank Harvard, N.A. merged on June 26, 2000. The name of the merged bank is Castle Bank, N.A. (CB or Subsidiary Bank) and is a wholly owned bank subsidiary of the Company. The Subsidiary Bank provides banking services common to the industry, including but not limited to, demand, savings and time deposits, loans, cash management, electronic banking services, trust services, and credit and debit cards. The Subsidiary Bank serves a diverse customer base including individuals, businesses, governmental units, and institutional customers. The Subsidiary Bank has banking offices in DeKalb, Sycamore, Sandwich, Plano, Sugar Grove, Harvard, McHenry, and Yorkville, Illinois.

     CasBanc Mortgage, Inc. (CMI) is an Illinois corporation and wholly owned subsidiary of the Company. CMI was closed in January 2000 and continues to wind down its remaining business. Before its closure, it was a residential mortgage originator and broker that engaged in the origination of residential mortgages, which were subsequently sold in the secondary market. CMI also provided processing services and delivery in the secondary market for residential mortgage loans originated by the Subsidiary Banks. The closure of CMI was accounted for as a discontinued operation.

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

     Deposits in the Subsidiary Bank are well balanced, with a large customer base and no dominant segment of accounts. The Subsidiary Bank's loan portfolio is also characterized by a large customer base, including loans to commercial, agricultural and consumer customers, with no dominant relationships. There is no readily available source of information that delineates the market for financial services offered by non-bank competitors in the Company's market.

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

     The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Under the Bank Holding Company Act, the Company is required to file annual reports and such additional information as the Federal Reserve Board may require and is subject to examination by the Federal Reserve Board. The Federal Reserve Board has jurisdiction to regulate virtually all aspects of the Company's business. See "The Company's Banking Subsidiary" below for discussion of regulators of the Subsidiary Bank.

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

     Deposits of the Subsidiary Bank are insured by the Federal Deposit Insurance Corporation (FDIC) and are subject to the provisions of the Federal Deposit Insurance Act. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine risk categories based on its level of capital and other relevant information. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2001 to no insurance assessment, and banks classified as weakest by the FDIC are subject to an insurance assessment rate of 0.27%. In addition to its insurance assessment, each insured bank is subject in 2000 to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2001 debt service assessment was 0.0196%.

     National banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Generally, the regulations provide that dividends are limited to net earnings for the current and two preceding years, reduced by dividends paid and transfers to permanent capital. At December 31, 2000, subject to minimum regulatory capital guidelines, the Subsidiary Bank could, without prior approval of regulatory authorities, declare dividends of approximately $6,134,000.

The  Company's  Banking  Subsidiary
-----------------------------------

     The Subsidiary Bank is a nationally chartered bank and a Federal Reserve member, and is therefore subject to regulation and examination by the Office of the Comptroller of the Currency, as well as the Federal Reserve Board. The
Subsidiary Bank is subject to the provisions of the Federal Deposit Insurance Act and examination by the FDIC. The examinations by the various regulatory authorities are designed for the protection of bank depositors.

     The federal laws and regulations generally applicable to the Subsidiary Bank regulate among other things, the scope of its business, its investments, its reserve against deposits, the nature and amount of and collateral for loans, and the location of banking offices and types of activities which may be performed at such offices.

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

Capital  Requirements
---------------------

     All federal bank regulatory agencies have adopted risk-based capital guidelines. These guidelines establish required levels of capital that are monitored by certain ratios. Capital is divided into two components; Tier 1 capital which includes common stock, additional paid-in capital, retained earnings and certain types of perpetual preferred stock less goodwill, and Tier 2 capital which includes, among other things, limited life preferred stock, subordinated debt, limited amounts of unrealized gains on equity securities, and the allowance for possible loan losses. These components of capital are compared to both total assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization. The guidelines require a tangible leverage capital ratio (defined as Tier 1 capital to average assets) of 3.00% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a leverage ratio of at least 4.00%. The Company had a tangible leverage capital ratio of 7.73% as of December 31, 2000. The guidelines require a total capital ratio (defined as the total of both Tier 1 and Tier 2 capital to risk weighted assets) of 8.00%. The Company had a total capital to risk weighted assets ratio of 11.56% as of December 31, 2000. The guidelines also require a Tier 1 ratio (defined as Tier 1 capital to risk weighted assets) of 4.00%. The Company had a Tier 1 ratio of 10.44% as of December 31, 2000. The regulatory requirements are considered minimums and actual ratios should be commensurate with the level and nature of all risks of a company (as determined by the regulatory agencies). Regulators generally expect organizations that are experiencing internal growth or are making acquisitions to maintain capital levels substantially above the minimum supervisory levels and comparable to peer groups, without significant reliance on intangible assets. Management intends to continue its emphasis on a strong capital position.

Monetary  Policy  and  Economic  Conditions
-------------------------------------------

     The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue in the future. The general effect, if any, of such policies on future business and earnings of the Company and its Subsidiary Bank cannot be predicted.

Financial  Modernization  Legislation
-------------------------------------

     On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (GLB Act). The GLB Act significantly changes financial services regulation by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These activities and affiliations can be structured through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity will generally reside with the federal or state regulator having the greatest expertise in the area. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy and adopts various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

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

     A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight to bank securities activities previously subject to blanket exemptions. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Following effectiveness of these amendments, in May, 2001, banks will no longer be able to rely solely on their status as banks to avoid registration as broker-dealers. Instead, banks will need to carefully consider their securities activities in light of a new set of limited exemptions designed to allow banks to continue, without broker-dealer registration, only those activities traditionally considered to be primarily banking or trust activities. The GLB Act also amends, effective May, 2001, the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

Employees
---------

     As of December 31, 2000, the Company and its subsidiaries had a total of 220 full-time equivalent employees. None of these employees are subject to a collective bargaining agreement.

Item  2.  Properties
--------------------

     The following table sets forth information related to the Subsidiary Bank's properties utilized in the Subsidiary Bank's business. These properties are suitable and adequate for the Subsidiary Bank's business needs.


                                                                   Approximat   Owned/
Description                    Address             City / State    Square Feet  Leased
-------------------  ---------------------------  ---------------  -----------  ------
Main bank            141 West Lincoln Highway     DeKalb, IL            19,600  Owned
Drive-in facility    141 West Lincoln Highway     DeKalb, IL             1,200  Owned
Branch facility      1007 North First Street      DeKalb, IL             1,800  Owned
Branch facility      511 West State Street        Sycamore, IL           9,400  Owned(1)
Branch facility      1602 East Sycamore Road      DeKalb, IL             2,300  Owned
Commercial building  121 West Lincoln Highway     DeKalb, IL            15,000  Owned(2)
Main bank            100 West Church Street       Sandwich, IL          13,000  Owned
Branch facility      606 Countryside Center       Yorkville, IL         21,100  Owned
Branch facility      36 East Galena Blvd          Sugar Grove, IL        1,150  Owned
Branch facility      505 West Route 34            Plano, IL              2,400  Leased
Main bank            201 West Diggins Street      Harvard, IL           11,700  Owned
Branch facility      1265 South Division Street   Harvard, IL            3,500  Owned
Commercial building  2022 South Route 31, Unit F  McHenry, IL            1,500  Leased

----------------------------
(1)  CB owns the  building  and  approximately  60%  of  the underlying land and has a long-term  lease  with  option  to  buy  the  remaining  land.
(2)  CB owns the  building  and  leases the entire space to the Company.  The facility houses  all  administrative  and  operational  functions  of  the  Company.


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


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
---------------------------------------------------------------------

     No matters, through the solicitation of proxies or otherwise, were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

Item  5.  Market  for  the  Registrant's  Common  Equity and Related Stockholder
--------------------------------------------------------------------------------
Matters
-------

     Since June 29, 1998 the Company's stock has been traded over-the-counter and has been quoted on the OTC Bulletin Board, under the symbol "CTBG." Before June 29, 1998, there was no established market for the Company's stock. The Company completed in May 1999 a 2-for-1 stock split in the form of a 100% stock dividend. All information presented herein reflects the stock split. The following table reflects the quarterly high and low bid quotations for the Company's stock since January 1, 1999:

     2000                                                 High    Low
----------------------------------------------------------------------
Fourth Quarter                                          $12.75   11.00
Third Quarter                                            13.75   12.75
Second Quarter                                           13.25   10.50
First Quarter                                            14.00   10.25

     1999                                                 High    Low
----------------------------------------------------------------------
Fourth Quarter                                          $16.25   12.25
Third Quarter                                            16.375  16.25
Second Quarter                                           16.125  15.00
First Quarter                                            15.00   14.50


     These quotations are based on information provided by the company's principal market maker, and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The approximate number of record holders of Common Stock of the Company as of March 12, 2001 was 1,039.

     Cash dividends on the above referenced common stock are declared semi-annually. Dividends declared for the years ended December 31, 2000 and 1999 were as follows:

                                                       2000  1999
-----------------------------------------------------------------
First semi-annual dividend                           $0.09   0.07
Second semi-annual dividend                           0.12   0.09
                                                      -----  ----
Total                                                 $0.21  0.16
                                                      =====  ====

     The amount of dividends payable by the Company on its common stock is limited by the provisions of its long-term debt agreement. Dividends are limited to 50% of the net earnings, less dividends paid, in the previous eight quarters. As of December 31, 2000, the Company could declare dividends of approximately $402,000 beyond dividends already paid in 1999 and 2000.

Item  6.  Selected  Financial  Data
-----------------------------------

     Five  Year  Summary  of  Selected  Consolidated  Financial  Data

       For years ended December 31 (Dollars in thousands, except per share data)

                                                       2000       1999     1998     1997      1996
====================================================================================================
Interest income                                      $ 40,275    38,250    40,604   39,034   36,307
Interest expense                                       20,520    18,809    19,961   19,589   17,912
---------------------------------------------------  ---------  --------  -------  -------  --------
Net interest income before provision for
  loan losses                                          19,755    19,441    20,643   19,445   18,395
Provision for loan losses                                 420       695       713    1,128    1,113
---------------------------------------------------  ---------  --------  -------  -------  --------
Net interest income after provision for loan losses    19,335    18,746    19,930   18,317   17,282
Other operating income                                  4,854     5,233     5,382    4,228    4,294
Investment securities gains, net                            -       250       154      210       41
Other operating expenses                               17,497    18,373    19,165   18,284   17,773
---------------------------------------------------  ---------  --------  -------  -------  --------
Earnings before income taxes                            6,692     5,856     6,301    4,471    3,844
Income tax expense                                      2,072     1,809     2,142    1,461    1,287
---------------------------------------------------  ---------  --------  -------  -------  --------
Net earnings from continuing operations              $  4,620     4,047     4,159    3,010    2,557
---------------------------------------------------  ---------  --------  -------  -------  --------
Discontinued operations                              $   (837)   (3,786)      576        3     (713)
---------------------------------------------------  ---------  --------  -------  -------  --------
Net earnings                                         $  3,783       261     4,735    3,013    1,844
---------------------------------------------------  ---------  --------  -------  -------  --------
Net earnings applicable to common stock              $  3,783       261     4,712    2,811    1,643
Per common share
  Basic
    Net earnings from continuing operations          $   1.05      0.93      0.96     0.68     0.57
    Discontinued operations                             (0.19)    (0.87)     0.13     0.00    (0.17)
    Net earnings                                         0.86      0.06      1.09     0.68     0.40
  Diluted
    Net earnings from continuing operations              1.04      0.92      0.95     0.67     0.56
    Discontinued operations                             (0.19)    (0.86)     0.13     0.00    (0.17)
    Net earnings                                         0.85      0.06      1.08     0.67     0.39
  Cash dividends                                         0.21      0.16      0.13     0.11     0.10
Financial position - year-end
  Investment securities available for sale           $121,948   126,159   132,060  129,479  133,072
  Mortgage loans held for sale                          3,020    14,892    66,755   44,286   19,959
  Net loans                                           380,086   359,451   322,058  308,540  285,380
  Allowance for losses                                  4,495     4,636     4,750    4,646    3,774
  Noninterest-bearing deposits                         64,108    52,274    50,371   42,589   43,233
  Interest bearing deposits                           423,665   408,143   404,621  382,728  361,695
  Other borrowings                                     17,041    39,486    54,497   49,307   29,738
  Preferred stock                                           -         -         -      300    2,600
  Total stockholders' equity                           43,369    37,408    41,545   36,862   34,962
  Total assets                                        552,260   540,850   558,282  517,183  474,243
====================================================================================================

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

Forward-Looking  Statements
---------------------------

     Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For example, forward-looking statements may be made with respect to the Company's earnings prospects, pricing and fee trends, credit quality and outlook, new business results, expansion plans, and anticipated expenses. The Company intends these forward-looking statements to be subject to the safe harbor created by the Exchange Act and is including this statement to avail itself of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by statements containing words and phrases such as "may," "project," "are confident," "should be," "will be," "predict," "believe,""plan," "expect," "estimate," "anticipate" and similar expressions. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment, which could change at any time and which could cause actual results to differ materially from those expressed or implied by the forward-looking statements.

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

Results  of  Operations
-----------------------

     The Company's net earnings totaled $3,783,000 in 2000, an increase from $261,000 in 1999. This represents an increase of $3,522,000. Net earnings totaled $4,735,000 for 1998. The increase in net earnings in 2000 is attributable to the impact of discontinued operations in 1999, which produced a loss of $837,000 in 2000 as compared to a loss of $3,786,000 in 1999. The discontinued operations relate to the Company's mortgage banking segment. In addition, a loss of $514,000 was recorded on the sale of a substantial portion of the CFC loan portfolio in March, 1999. There was no loss recorded in 2000.

     The Company's Annual Report on Form 10-K for the year ended December 31, 1999 reported that the Company uncovered fraud and other irregularities in CMI's underwriting and documentation of certain mortgage loans originated and sold by CMI. A more detailed description of the fraud and other irregularities is included in that Form 10-K. These mortgage loans were sold to investors in the secondary mortgage market with recourse back to CMI, meaning that CMI may be obligated to repurchase these loans from investors under certain circumstances, which could include the fraud and other irregularities uncovered by the Company. Through December 31, 2000, the Company repurchased and re-sold or indemnified investors for 34 loans.

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

     The Company's net earnings from continuing operations in 2000 totaled $4,620,000, a 14.2% increase from 1999 net earnings from continuing operations of $4,047,000. Net earnings from continuing operations for 1998 was $4,159,000. The increase in net earnings from continuing operations was due primarily to the loss in 1999 on the sale of a substantial portion of the CFC loan portfolio as mentioned earlier.

     Net earnings applicable to common stock was $3,783,000 for 2000, $261,000 for 1999, and $4,712,000 for 1998. Net earnings applicable to common stock differs from net earnings due to dividends paid on preferred stock. There were no dividends paid on preferred stock in 2000 and 1999 as compared to $23,000 in 1998. The Company redeemed $300,000 of its preferred stock in 1998.

     Basic earnings per share from continuing operations increased to $1.05 for 2000 as compared to $0.93 for 1999 and $0.96 for 1998. Basic earnings per share increased to $0.86 for 2000 as compared to $0.06 for 1999 and $1.09 for 1998. Basic earnings (loss) per share from discontinued operations was ($0.19) in 2000, ($0.87) in 1999, and $0.13 in 1998. Per common share data reflects the May 1999 2-for-1 stock split in the form of a 100% stock dividend. The following table highlights significant factors that have contributed to the changes in basic net earnings per share:

                                                 Changes in Basic Net Earnings per Share
                                                        1999 to 2000     1998 to 1999
-------------------------------------------------------------------------------------
Prior period basic earnings per share                    $      0.06     $      1.09
Changes due to
  Net interest income                                           0.04           (0.31)
  Provision for loan losses                                     0.06            0.00
-------------------------------------------------------------------------------------
    Net interest income after provision for loan losses         0.10           (0.31)
-------------------------------------------------------------------------------------
  Other operating income
    Investment securities gains, net                           (0.06)           0.02
    Mortgage loan origination income                           (0.06)          (0.18)
    Other operating income items                               (0.03)           0.14
-------------------------------------------------------------------------------------
  Total other operating income                                 (0.15)          (0.02)
-------------------------------------------------------------------------------------
  Other operating expenses
    Salaries and employee benefits                             (0.03)           0.28
    Net occupancy and furniture expenses                        0.03            0.02
    Outside services                                            0.07           (0.01)
    Goodwill amortization                                       0.00            0.02
    Other operating expense items                               0.15           (0.06)
-------------------------------------------------------------------------------------
  Total other operating expenses                                0.22            0.21
  Income tax expenses                                          (0.05)           0.08
  Discontinued operations                                       0.68           (1.00)
  Preferred stock dividends                                     0.00            0.01
-------------------------------------------------------------------------------------
  Current period basic earnings per share                     $ 0.86          $ 0.06
=====================================================================================

     The Company's banking segment posted net earnings of $6,569,000 for 2000, as compared to $6,752,000 for 1999 and $6,214,000 for 1998. Earnings for 2000
decreased 2.7% from 1999. The decrease is primarily attributable to a decrease in other operating income of $665,000, partially offset by a $454,000 increase in net interest income after provision for loan losses.

     The Company's mortgage banking segment posted a net loss of $837,000 and $3,786,000 for 2000 and 1999, respectively, as compared to earnings of $576,000 for 1998. Following the discovery of the irregularities and fraud at CMI as discussed above, in January 2000, the Company formally adopted a plan to liquidate the mortgage banking segment, which is comprised entirely of the operations of CMI. The mortgage banking segment does not include the Subsidiary Bank's mortgage lending activities, which are a component of continuing operations. As a result of the decision to discontinue the mortgage banking segment, all related operating activity was reclassified and reported as discontinued operations for financial reporting purposes.

     The closure of CMI is accounted for as a discontinued operation, in accordance with APB 30, because, among other criteria, it represented both a separate major line of business and a class of customer. CMI represented a distinct segment and served a customer base from a market distinct from that of the Subsidiary Bank.

     The mortgage lending activities of the Subsidiary Bank represents an integral, inseparable component of the banking segment. CMI provided mortgage brokerage services to the Subsidiary Bank that are now provided by independent third parties. The banking segment will continue to originate and sell mortgage loans into the secondary market and hold mortgage loans for sale on its balance sheet. The mortgage loan origination income presented on the Company's Consolidated Statements of Earnings represents the income derived from the mortgage lending activities of the banking segment. The mortgage loan origination income produced by CMI is presented as a component of discontinued operations in the Consolidated Statements of Earnings. The mortgage loans held for sale presented on the Company's Consolidated Balance Sheets represent mortgages currently held for sale by the Subsidiary Bank. These balances relate to mortgages originated in the banking segment.

     The loss from discontinued operations of $837,000 in 2000 included losses from operating activities of CMI and the loss on disposal of the mortgage-banking segment. Included in this charge are accruals for operating losses during the phase-out period, accruals for salary and severance payments, write-downs of the value of fixed assets, accruals for lease liabilities, and other items.

     The loss from discontinued operations of $3,786,000 in 1999 represents a loss from operating activities, which includes a pre-tax charge of $2,300,000 to establish a reserve liability for possible losses on loans previously sold, and a pre-tax charge of $1,341,000 to write-off the remaining carrying value of intangible assets related to the mortgage banking segment. The remaining reserve liability was $1,880,000 at December 31, 2000, and is included in other liabilities in the Consolidated Balance Sheet as of December 31, 2000 and December 31, 1999 at Item 8. While the Company's management believes that the reserve should be adequate to cover such losses, the reserve is an estimate based on, among other things, information gathered during the Company's investigation of the fraud relating to amount of loans that may be affected by the fraud and assumptions relating to the likelihood that CMI would be required to repurchase loans from the investors and the diminution in the value of such loans if such loans are repurchased by CMI. Actual results could differ from the Company's estimates. The Company has notified its insurance carrier of the fraud discussed above, and has filed a claim for actual and anticipated losses. The outcome of the claim is pending and uncertain. In addition to the charges discussed above, the mortgage banking segment experienced an increase in other operating expenses of $3,975,000 in 1999 associated with the expansion of retail mortgage origination offices, higher commission structures and other costs.

     Segment information presented under "Other" (see note 16 to the Financial Statements included in Item 8) includes the holding company and consumer finance business. This segment produced a net loss of $1,949,000 for 2000, compared to net losses of $2,705,000 and $2,055,000 in 1999 and 1998, respectively. The decrease in net losses for 2000 is primarily due to the losses taken in association with CFC regarding a sale of a substantial portion of its loan portfolio and other related charges involved in closing that business in 1999.

     The Company's return on average equity for 2000 was 9.71%, as compared to 0.64% in 1999 and 11.95% in 1998. Return on average assets was 0.70% in 2000 versus 0.05% in 1999 and 0.92% in 1998. The change in these ratios for 2000 were primarily due to the loss on discontinued operations at CMI in 1999 and the losses at CFC regarding the sale of a substantial portion of its loan portfolio in 1999 as described above. Excluding the loss from discontinued operations, the return on average equity would have been 11.86%, and the return on average assets would have been 0.86% for 2000.

Net  Interest  Income
---------------------

     Net interest income before provision for loan losses, the Company's primary source of earnings, totaled $19,755,000 in 2000, a $314,000, or 1.6% increase over 1999. This increase can primarily be attributed to an increase in earning assets in 2000, offset by a decrease in net interest income no longer realized from funding mortgage loans held for sale from CMI and a decrease in net interest income from the CFC loan portfolio. Net interest income before provision for loan losses decreased $1,202,000 in 1999 as compared to 1998, which represented a 5.8% decrease.

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

     On a tax equivalent basis, net interest income increased to $20,735,000 in 2000 from $20,486,000 in 1999 and decreased from $21,237,000 in 1998. The tax equivalent net interest margin decreased in 2000, to 4.11% as compared to 4.15% in 1999 and 4.40% in 1998.

     Total average earning assets in 2000 were $504,399,000, an increase of $10,921,000 or 2.2% over 1999. Average earning assets as a percentage of total average assets increased slightly to 94.0% during 2000 as compared to 93.7% in 1999. It was also 94.0% in 1998. The net average loan portfolio represented
74.2% of total average earning assets in 2000, an increase from 68.9% in 1999 and an increase from 64.4% in 1998. Mortgage loans held for sale represented 0.5% of average earning assets in 2000, a decrease from 5.0% in 1999. Mortgage loans held for sale represented 7.2% of average earning assets in 1998. In 2000, average total interest-bearing liabilities were $438,664,000, a $6,926,000 or 1.6% increase over 1999. This increase can be attributed to a $14,875,000 increase in average interest-bearing deposits, offset by a decrease of $7,949,000 in average other borrowings. The proportion of average interest-bearing liabilities to average earning assets in 2000 decreased slightly to 87.0% as compared to 87.5% in 1999.

Provisions  for  Loan  Losses
-----------------------------

     The adequacy of the Subsidiary Bank's allowance for loan losses is determined by calculating the allocated and unallocated portions of the allowance using a combination of internal loan classifications, weighted historical charge-off experience, and an evaluation of probable losses on existing problem credits. The allowance is maintained to cover the allocated requirement plus an unallocated portion, which considers economic conditions, industry concentrations, peer-group comparisons, lending staff experience, and other risk factors.

     The coverage of the allowance for loan losses to non-performing loans and loans past due 90 days or more and still accruing was 175.3% at the end of 2000 versus 137.2% and 168.6% at the end of 1999 and 1998, respectively. This increase in coverage was primarily due to a decrease in non-accrual loans from $2,685,000 at the end of 1999 to $2,374,000 at the end of 2000. The allowance for loan losses as a percentage of total outstanding loans decreased to 1.17% at December 31, 2000, as compared to 1.27% at December 31, 1999. The allowance level was at 1.45% of total loans at December 31, 1998. The decreased percentage is due to an increase in loans outstanding. The reserve liability for losses on loans previously sold by CMI, as discussed above, is included in other liabilities in the Consolidated Balance Sheet at Item 8.

     Gross charge-offs increased $96,000 from 1999 to 2000, primarily due to commercial charge-offs, which increased $377,000 offset by a decrease in consumer and real estate mortgage charge-offs of $142,000 and $139,000 respectively. The ratio of net charge-offs to average total loans outstanding increased during 2000 to 0.15% as compared to 0.11% in 1999. The net charge-off ratio during 1998 was 0.19%. The increase in this ratio was primarily due to the increase in commercial charge-offs as described above, and a decrease in recoveries of $90,000 primarily due to commercial/agricultural loans.

     The provision for loan losses is based on management's analysis of risk in the loan portfolio, which takes into account portfolio growth and historical charge-offs, among many other factors. The provision totaled $420,000 in 2000 as compared to $695,000 in 1999, a $285,000 decrease. This decrease was due to the closing of CFC in 1999 as described above. The provision for loan losses decreased $18,000 from 1998 to 1999. Management's analysis of the allowance for loan losses indicates that the level at December 31, 2000 of 1.17% of total outstanding loans is adequate to cover probable losses inherent in the loan portfolio.

     Non-performing assets (defined as loans 90 days or more past due but still accruing interest, loans in non-accrual status, restructured loans and other real estate owned) totaled $2,563,000, or 0.46% of total assets, at December 31, 2000. This represents a decrease from $3,579,000 or 0.66% of total assets at December 31, 1999. Non-performing assets at December 31, 1998 were $2,817,000 or 0.50% of total assets.

Other  Operating  Income
------------------------

     Total other operating income is comprised of mortgage loan origination income on loans sold from the Subsidiary Bank, trust services, deposit service charges, other customer service charges, and other miscellaneous income. Excluding security gains and losses, other operating income totaled $4,854,000 for 2000, a decrease from $5,233,000 and $5,382,000 in 1999 and 1998, respectively. This change represents a 7.2% decrease from 1999 to 2000, which can be primarily attributed to decreases in mortgage loan origination income of $278,000 and other income of $778,000, partially offset by increases in trust fees and other service charges of $103,000 and $542,000, respectively. The decreased mortgage loan activity at the Subsidiary Bank was a result of the unfavorably high interest rate environment in effect for fifteen and thirty year mortgages on one-to-four-family residential properties.

     Trust fees increased 12.5% to $929,000 in 2000 as compared to $826,000 in 1999 and $769,000 in 1998. The Company continues to focus on growth of trust services in light of corporate goals to diversify revenue sources. The market value of assets managed by the Subsidiary Bank's trust department was $180.8 million at December 31, 2000 as compared to $154.5 million and $163.9 million at year-end 1999 and 1998, respectively.

     There were no net security gains in 2000 as compared to net gains, on a pre-tax basis, of $250,000 and $154,000 in 1999 and 1998, respectively. The entire investment portfolio is classified as available for sale and all sales during the last three years were made from the available for sale classification. During 1999 several securities were sold at a gain to take advantage of market conditions at the time of the sale. The portfolio is recorded at fair market value in the accompanying consolidated financial statements at Item 8. It is management's expectation to classify all investment securities purchased as available for sale for the foreseeable future. Changes in the fair market value of these securities are reflected in equity, net of applicable income taxes. The decision to purchase or sell a security is based on a number of factors including, but not limited to, the potential for increased yield, improved liquidity, asset mix adjustment, improvement in the interest rate gap, and collateral (pledging) requirements of local municipalities.

Other  Operating  Expenses
--------------------------

     Other operating expenses totaled $17,497,000 in 2000 as compared to $18,373,000 and $19,165,000 in 1999 and 1998, respectively. As a percentage of average assets, total operating expenses decreased to 3.2% in 2000 versus 3.5% in 1999 and 3.2% for 1998. The efficiency ratio, which measures the ratio of non-interest expense to total net revenues, was 71.1% in 2000 as compared to 74.5% and 73.6% in 1999 and 1998, respectively.

     Salaries and employee benefits expense represents the largest component of other operating expenses. This category increased $184,000, or 1.8% from 1999 to 2000. During 1999, this expense decreased $1,118,000, or 10.0%, when compared to 1998. The Company has been able to reduce salary and benefits expense as it has consolidated certain "back office" functions and closed CFC. The Company employed 220 full-time equivalent (FTE) employees at December 31, 2000 as compared to 361 and 364 at December 31, 1999 and 1998, respectively. Of the 361 FTE's at December 31, 1999, approximately 123 were employed at CMI, which was closed in January 2000. The salaries and employee benefits expense for the CMI employees is reported as a component of discontinued operations.

     Occupancy and furniture and fixtures expenses totaled $2,628,000 in 2000, a decrease of $106,000, or 3.9%, from 1999. During 1999, occupancy and furniture and fixture expenses decreased $70,000 as compared to 1998. Outside services and other expense decreased 29.2% to $671,000 during 2000 as compared to $948,000 in the prior year, partially due to reduced legal fees. Advertising expense increased 1.8% in 2000 to $407,000 compared to $400,000 in 1999.
Management continues to control overhead expenses by emphasizing cost containment and by taking advantage of available economies of scale at the holding company level. However, management's cost containment measures are tempered by the need to maintain consistently high levels of customer service and the need to attract and retain qualified staff.


<PAAGE>
Financial  Condition
--------------------

     Total assets at December 31, 2000 were $552,260,000, an $11,410,000 or 2.1%
increase over December 31, 1999 total assets of $540,850,000. This increase can primarily be attributed to an increase in net loans outstanding of $20,635,000 and an increase in federal funds sold of $8,250,000 offset by a decrease in mortgage loans held for sale at the Subsidiary Bank of $11,872,000 and a decrease in investment securities available for sale of $4,411,000. Cash and cash equivalents are continually monitored and maintained at operational minimums to minimize the Company's reliance on other borrowings. Average assets for 2000 grew by $10,098,000 or 1.9% to $536,702,000 as compared to $526,604,000 for  1999.

     The Company's increase in year-end assets is also represented by an increase in total deposits of $27,356,000. Management continues to view "core" deposits (individual, partnership and corporate deposits) as the primary long term funding source for internal growth of the Company, but also recognizes the growing need for alternative sources of funding. Alternative sources of funding will be necessary if loans grow faster than deposits in the future. Average deposits increased $20,392,000, or 4.5%, during 2000, while average other borrowings decreased $7,949,000, or 24.0%. There were no brokered deposits at December 31, 2000. Brokered deposits totaled $297,000 at December 31, 1999, with an interest rate of 6.75% and matured in August, 2000.

Capital
-------

     The Company is committed to maintaining strong capital positions in the Subsidiary Bank and on a consolidated basis. Management monitors, analyzes and forecasts capital positions for each entity to ensure that adequate capital is available to support growth and maintain financial soundness. During 2000, stockholders' equity increased $5,961,000 over December 31, 1999, primarily due to an increase in retained earnings of $2,861,000 and an increase of $2,800,000 in accumulated other comprehensive earnings, which represents the change in unrealized gains/losses on investment securities available for sale, which decreased from a loss of $3,164,000 at December 31, 1999 to a loss of $364,000 at December 31, 2000. The change of $2,800,000 in accumulated other comprehensive earnings represents a $4,572,000 gross unrealized gain less the applicable tax effect of $1,772,000. The increase was primarily caused by a decrease in interest rates at the end of the year resulting in a corresponding increase in the value of debt securities.

     The Company issued 27,005 shares of stock through its Dividend Reinvestment and Stock Purchase Plan and its Stock Benefit Plan during 2000, which generated $300,000 of new shareholders' equity. The Company's Tier 1 Leverage ratio at December 31, 2000 was 7.73%, which increased from 7.26% as of December 31, 1999. This ratio exceeds the minimum regulatory capital requirement. The Company's Total Risk Weighted Capital ratio increased to 11.56% as of December 31, 2000 from 11.11% as of December 31, 1999. The Tier 1 Capital ratio increased to 10.44% at December 31, 2000 from 9.91% at December 31, 1999. For further discussion of the regulatory capital requirements, see note 12 to the Consolidated Financial Statements included in Item 8.

Liquidity
---------

     The Company ensures that the Subsidiary Bank maintains appropriate liquidity and provides access to secondary sources of liquidity in case of unusual or unanticipated demand for funds. Primary bank sources of liquidity are repayment of loans, high-quality marketable investment securities available for sale, and the Subsidiary Bank's federal funds position. These sources of liquidity should be more than sufficient to satisfy liquidity needs arising in the normal course of business. The Company is a secondary source of liquidity for its Subsidiary Bank through its discretionary access to short-term funding sources in case of unanticipated demand for funds.

     As presented in the Consolidated Statements of Cash Flows included in Item 8, the Company has experienced significant changes in its cash flows from operating, investing, and financing activities during 2000 and 1999 as compared to prior years. These fluctuations primarily relate to increases in the loan portfolio and decreases in mortgage loans held-for-sale at the Subsidiary Bank at year-end, which have allowed for decreases in other borrowings.

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

     The Funds Management Committee reviews the Subsidiary Bank's interest rate exposure on a regular basis. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the funds management policy of the Company. Through such management, the Company seeks to monitor the vulnerability of its operations to changes in interest rates. The extent of the movement of interest rates is an uncertainty that could have a negative effect on the earnings of the Company.

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

     The following table indicates the Company's interest sensitive assets and liabilities over specific time horizons as well as its interest sensitivity gap at December 31, 2000:


                                                                                     (Dollars in thousands)

                                                             Balances Subject to Repricing Within
                                                        ---------------------------------------------------
                                                                                         Over 1
                                                        90 Days     180 Days   1 Year     Year      Total
-----------------------------------------------------------------------------------------------------------
Interest earning cash and due from banks                $       -          -          -         -         -
Federal funds sold                                          8,250          -          -         -     8,250
Investment securities available for sale                    6,834      1,006      3,260   111,474   122,574
Mortgage loans held for sale                                3,020          -          -         -     3,020
Gross loans                                               106,013     31,522     38,043   209,284   384,862
-----------------------------------------------------------------------------------------------------------
  Total earning assets                                    124,117     32,528     41,303   320,758   518,706
===========================================================================================================
Savings and other interest-bearing deposits               197,496          -          -         -   197,496
Time deposits                                              46,839     27,308     46,803   105,219   226,169
Other borrowings                                           11,516          -      5,525         -    17,041
-----------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities                      255,851     27,308     52,328   105,219   440,706
===========================================================================================================
Net asset (liability) repricing difference               (131,734)     5,220    (11,025)  215,539    78,000
===========================================================================================================
Cumulative asset (liability) repricing difference       $(131,734)  (126,514)  (137,539)   78,000
==================================================================================================
Cumulative earnings assets to cumulative
  interest-bearing liabilities                               0.49       0.55       0.59      1.18
==================================================================================================
Cumulative asset (liability) repricing difference as a
  percent of total earning assets                         (25.43%)   (24.42%)   (26.55%)    15.04%
==================================================================================================

     The entire mortgage held for sale portfolio is included in the 90-day category, as the vast majority of these loans will be sold to investors within 90 days. The interest rates on lines-of-credit included in other borrowings, reprice every 90 days or are priced at LIBOR. As a result, these liabilities are also included in the 90-day category in the above table. Non-maturing interest bearing NOW and savings accounts and certain other interest-bearing deposit accounts are contractually subject to repricing within 90 days and therefore are included in the 90-day category in the above table. Using historical analysis, management believes that these deposits are less interest rate sensitive and are less likely to reprice, regardless of the contractual ability to do so. As a result, management believes that the interest rate gap is overstated in the short-term as it relates to these deposits.

     The table below presents in tabular form contractual balances of the Company's on balance sheet financial instruments in U.S. dollars at the expected maturity dates as well as the fair value of those on balance sheet financial instruments for the period ended December 31, 2000. The expected maturity categories take into consideration the repricing ability of loans, and the callable feature of certain investments. The Company's liabilities that do not have a stated maturity date are considered to be long term in nature by the Company and are reported in the thereafter column. The Company does not consider these financial instruments materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The weighted average interest rates for the various assets and liabilities presented are actual as of December 31, 2000. The fair value of loans takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of checking, savings and interest-bearing checking accounts is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms. The fair value of other borrowings approximates the carrying value due to the borrowings interest rate approximating market rates.

                                                                                          (Dollars in thousands)

                                                                                                            Fair
                                                                                      After                Value
                                       2001      2002     2003     2004     2005      2005     Total    12/31/00
                                     ---------  -------  -------  -------  -------  --------  --------  --------
RATE SENSITIVE ASSETS:

Mortgage loans held for sale         $  3,020        -        -        -        -         -     3,020      3,021
  Average interest rate                  7.57%       -        -        -        -         -      7.57%
Fixed interest rate loans            $ 66,210   31,686   33,718   22,084   19,035    15,389   188,122    186,838
  Average interest rate                  8.41%    8.33%    8.42%    8.02%    8.47%     7.44%     8.28%
Variable interest rate loans         $ 97,753   30,541   33,624   21,889    9,896     2,843   196,740    194,452
  Average interest rate                  9.54%    8.05%    8.08%    7.31%    8.25%     7.50%     8.71%
Fixed interest rate securities       $  5,962   10,756   16,303    5,042   12,843    67,502   118,408    117,782
  Average interest rate                  6.06%    5.87%    5.53%    5.80%    6.09%     5.81%     5.69%
Variable interest rate securities           -        -        -        -        -         -         -
  Average interest rate                     -        -        -        -        -         -         -
Equity securities                    $      -        -        -        -        -     4,166     4,166      4,166
Average interest rate                       -        -        -        -        -     10.33%    10.33%

RATE SENSITIVE LIABILITIES:

Non interest-bearing checking
(with no stated maturity)            $      -        -        -        -        -    64,108    64,108     64,108
  Average interest rate                     -        -        -        -        -         -         -
Savings and interest-bearing
checking  (with no stated maturity)         -        -        -        -        -   192,230   192,230    192,230
  Average interest rate                     -        -        -        -        -      3.41%     3.41%
Time deposits                        $122,042   88,309   16,203    1,984    2,432       465   231,435    230,900
  Average interest rate                  5.84%    6.17%    5.93%    5.11%    6.17%     5.46%     5.97%
Other borrowings                     $  9,041        -        -        -    7,000     1,000    17,041     17,041
  Average interest rate                  7.28%       -        -        -     6.15%     4.95%     6.64%

     The computations in the above table are based on numerous assumptions, including relative levels of market interest rates, discount rates, loan prepayments, investment call options, and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Funds Management Committee could undertake in response to changes in interest rates. Certain shortcomings are inherent in the method of analysis presented in the computation of the change in the market value of equity. Actual values may differ from those projections presented, should market conditions vary from assumption used.

     There have been no material changes in the market risks faced by the Company since December 31, 1999.

Accounting  Standards
---------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of Statement No. 133." This statement defers the adoption of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of Statement No. 133," which statement addresses various implementation issues relative to SFAS No. 133. The adoption of SFAS No. 133 on January 1, 2001, did not have a material impact on the Company's financial position, results of operations or liquidity.

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

     The following supplementary financial information of the registrant for each of the last three years (unless otherwise stated) is included on pages 22 through 28 of this Report:

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

                                                        TABLE 1
                                         COMPARISON OF AVERAGE BALANCE SHEETS

The  following  table  sets forth registrant's consolidated average daily condensed balance sheet for each of the last three  years:
                                                                                                (Dollars in thousands)

                                                                December  31,
                                                   ---------------------------------------
                                                          2000                 1999                 1998
                                                   -------------------  ------------------  ------------------
                                                                % of                % of                % of
                                                    Amount     Total     Amount    Total     Amount    Total
                                                   ---------  --------  --------  --------  --------  --------
ASSETS:
  Cash and due from banks                          $ 16,141       3.0%   12,981       2.5%   10,797       2.1%
  Interest-bearing deposits in banks                      -         -         -         -         -         -
  Federal funds sold                                  4,146       0.8         -         -     2,907       0.6
                                                   ---------  --------  --------  --------  --------  --------
    Total cash and cash equivalents                $ 20,287       3.8    12,981       2.5    13,704       2.7

  Taxable securities available for sale            $104,958      19.6   109,353      20.8   121,784      23.7
  Tax-exempt securities available for sale           18,511       3.4    19,357       3.7    12,508       2.4

  Mortgage loans held for sale                        2,339       0.4    24,822       4.7    34,631       6.7

  Loans and leases, net of unearned income          374,445      69.8   339,949      64.6   311,195      60.6
  Less: Allowance for loan losses                     4,732       0.9     4,564       0.9     4,593       0.9
                                                   ---------  --------  --------  --------  --------  --------
    Loans, net                                      369,713      68.9   335,382      63.7   306,601      59.7

  Premises and equipment                           $ 11,471       2.1    11,502       2.2    10,647       2.1
  Goodwill, net of amortization                       2,065       0.4     2,364       0.4     2,715       0.5
  Assets of discontinued operations                   1,237       0.2     4,768       0.9     4,832       0.9
  Other assets                                        6,121       1.2     6,075       1.1     6,435       1.3
                                                   ---------  --------  --------  --------  --------  --------
    TOTAL ASSETS                                   $536,702     100.0%  526,604     100.0%  513,857     100.0%
                                                   =========  ========  ========  ========  ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
  Non-interest bearing deposits                    $ 55,179     10.3 %   49,662       9.4%   42,805       8.3%
  Interest bearing deposits                         413,459      77.0   398,584      75.7   388,948      75.7
                                                   ---------  --------  --------  --------  --------  --------
    Total deposits                                 $468,638      87.3   448,246      85.1   431,753      84.0
                                                   ---------  --------  --------  --------  --------  --------
  Other borrowings                                   25,205       4.7    33,154       6.3    36,859       7.2
  Other liabilities                                   3,900       0.7     4,127       0.8     5,611       1.1

    TOTAL LIABILITIES                              $497,743      92.7   485,527      92.2   474,223      92.3
                                                   ---------  --------  --------  --------  --------  --------

STOCKHOLDERS' EQUITY:
  Preferred stock                                  $      -         -         -         -       298       0.1%
  Common stock                                        1,462       0.3     1,177       0.2       721       0.1
  Additional paid-in capital                          6,993       1.3     7,094       1.3     6,954       1.4
  Accumulated other comprehensive (loss) earnings    (3,000)     (0.6)   (1,103)     (0.2)      791       0.2
  Retained earnings                                $ 33,504       6.3    33,910       6.5    30,880       6.0
                                                   ---------  --------  --------  --------  --------  --------

    STOCKHOLDERS' EQUITY                           $ 38,959       7.3    41,077       7.8    39,634       7.7
                                                   ---------  --------  --------  --------  --------  --------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                           $536,702     100.0%  526,604     100.0%  513,857     100.0%
                                                   =========  ========  ========  ========  ========  ========

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

                                                                           (Dollars in thousands)

                                                    Average Balance              Average Rate
                                            -----------------------------  ----------------------
  INTEREST EARNINGS ASSETS:                     2000      1999      1998      2000   1999   1998
                                            ---------  --------  --------  --------  -----  -----
Taxable securities available for sale       $104,958   109,353   121,784      6.50%  6.24%  6.65%
Tax-exempt securities available for sale1     18,511    19,357    12,508      7.86   8.65   8.58
                                            ---------  --------  --------  --------  -----  -----
Total Securities                             123,469   128,710   134,292      6.70   6.60   6.83
                                            ---------  --------  --------  --------  -----  -----

Federal funds sold                             4,146         -     2,907      6.22   N/A    2.51
Mortgage loans held for sale2                  2,339    24,822    34,631      8.42   7.47   6.91
Loans, net1,3                                374,445   339,946   311,195      8.69   8.48   9.50
                                            ---------  --------  --------  --------  -----  -----
Total Earning Assets (FTE)                   504,399   493,478   483,025      8.18%  7.96%  8.53%
                                            =========  ========  ========  ========  =====  =====

  INTEREST BEARING LIABILITIES:
Interest bearing deposits                   $413,459   398,584   388,948      4.57   4.24%  4.58%
Other borrowings                              25,205    33,154    36,859      6.46   5.73   5.87
                                            ---------  --------  --------  --------  -----  -----
Total Interest Bearing Liabilities          $438,664   431,738   425,807      4.68%  4.36%  4.69%
                                            =========  ========  ========  ========  =====  =====

Interest Rate Spread (FTE)                                                    3.50%  3.61%  3.85%
Net interest margin (FTE)                                                     4.11%  4.15%  4.40%
                                                                           ========  =====  =====


                                                                                 2000/1999        1999/1998
                                                  Interest Income or Expense   Change due to    Change due to
                                                  --------------------------  ---------------  ----------------
                                                      2000    1999    1998    Volume    Rate   Volume    Rate
                                                     ------  ------  -------  -------  ------  -------  -------
  INTEREST EARNING ASSETS:
Taxable securities available for sale               $ 6,823   6,825   8,095    (280)     278     (795)    (475)
Tax-exempt securities available for sale1             1,454   1,675   1,073     (71)    (150)     593        9
                                                    -------  ------  ------  -------  -------  -------  -------
Total securities                                      8,277   8,500   9,168    (351)     128     (202)    (466)
                                                    -------  ------  ------  -------  -------  -------  -------

Federal funds sold                                      258      92      73     166       10        9
Mortgage loans held for sale2                           197   1,855   2,394  (1,867)     209     (721)     182
Net loans1,3                                         32,523  28,848  29,563   2,984      691    2,596   (3,311)
                                                    -------  ------  ------  -------  -------  -------  -------
Total Earnings Asset (FTE)                          $41,255  39,295  41,198     932    1,028    1,683   (3,586)
                                                    =======  ======  ======  =======  =======  =======  =======

  INTEREST BEARING LIABILITIES:
Interest bearing deposits                           $18,891  16,910  17,796     647    1,334      433   (1,319)
Other borrowings                                      1,629   1,899   2,165    (493)     223     (214)     (52)
                                                    -------  ------  ------  -------  -------  -------  -------
Total Interest Bearing Liabilities                  $20,520  18,809  19,961     154    1,557      219   (1,371)
                                                    -------  ------  ------  -------  -------  -------  -------

Net interest income (FTE)                           $20,735  20,486  21,237     778     (529)   1,464   (2,215)
                                                    =======  ======  ======  =======  =======  =======  =======

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

                                                          TABLE 3
                                             MATURITY OF INVESTMENT SECURITIES

The following table sets forth the maturity of the registrant's investment portfolio:

                                                                                                            (Dollars in thousands)

                                                                        As  of  December  31,  2000
                                     ---------------------------------------------------------------------------------------------

                                                                                                    Corporate    Total
                                                          U.S. Government    States and Political  Obligations  Amortized  Total
                                       U.S.  Treasury        Agencies           Subdivisions(1)     and Other    Cost    Fair Value
                                     -----------------  --------------------  --------------------  ---------  --------  ---------
                                      Amount    Yield     Amount    Yield       Amount    Yield       Amount    Amount     Amount
                                     --------  -------  ---------  ---------  ---------  ---------  ---------  --------  ---------

Securities available for sale2:
1 year or less                        $ 5,041    5.63%         -          -      1,921       4.14%         -      6,962      6,961
1 through 5 years                           -       -     41,892       5.98%     2,853       4.72%         -     44,745     44,650
5 through 10 years                          -       -      8,987       6.58%     8,417       4.43%         -     17,404     17,334
After 10 years                              -       -      7,175       7.29%     5,400       4.97%         -     12,575     12,367
Mortgage backed securities3                 -       -     36,520       6.39%         -          -          -     36,520     36,173
                                     --------  -------  ---------  ---------  ---------  ---------  ---------  --------  ---------
Total debt securities                 $ 5,041    5.63%    94,574       6.29%    18,591       4.60%         -    118,206    117,485

Federal Home Loan Bank stock                -       -          -          -          -          -      2,052      2,052      2,052
Other equity securities                     -       -          -          -          -          -      2,316      2,316      2,411
                                     --------  -------  ---------  ---------  ---------  ---------  ---------  --------  ---------
Total securities available for sale   $ 5,041    5.63%    94,574       6.29%    18,591       4.60%     4,368    122,574    121,948
                                     ========  =======  =========  =========  =========  =========  =========  ========  =========



____________________________

1     Yields  were  calculated  on  a  tax  equivalent  basis  assuming  a  blended  federal  and state tax rate of 38.74%.
2     At  December  31,  2000,  the  Company did not own any investment securities from a single issuer other than the U.S.
      Federal  Government, U.S. Federal  Government agencies, or U.S. Federal Government sponsored agencies that represents greater than  10%  of  total  equity  capital.
3     Mortgage-backed  security  maturities  may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties.  Therefore, these securities are not included within the maturity categories above.

                                                  TABLE 4
                              ANALYSIS OF LOAN PORTFOLIO AND LOSS EXPERIENCE

The following table sets forth the registrant's loan portfolio by major category for each of the last five years.

                                                                                    (Dollars in thousands)
                                                                           December 31,
                                                         -------------------------------------------------
                                                           2000       1999      1998      1997      1996
                                                         ---------  --------  --------  --------  --------
Commercial, financial and agricultural                   $107,928   105,163    85,790    73,908    69,593
Real estate mortgages                                     257,111   204,743   213,760   208,500   186,599
Consumer                                                   19,468    18,144    29,168    32,606    35,242
Leases                                                        355       369       478       524       892
                                                         ---------  --------  --------  --------  --------
  Gross loans                                            $384,862   364,419   329,196   315,538   292,326

Less:
Unearned discount and deferred loan fees                 $    281       332     2,388     2,352     3,172
Allowance for loan losses                                   4,495     4,636     4,750     4,646     3,774
                                                         ---------  --------  --------  --------  --------
  Net loans                                              $380,086   359,451   322,058   308,540   285,380
                                                         =========  ========  ========  ========  ========

SUMMARY OF LOAN LOSS EXPERIENCE:
--------------------------------
Allowance for loan and lease losses, beginning of year   $  4,636     4,750     4,646     3,774     3,298
Amounts charged-off:
  Commercial, financial and agricultural                      401        24        11        60       270
  Real estate mortgages                                        56       195       275         -        43
  Consumer                                                    206       348       748       677       783
                                                         ---------  --------  --------  --------  --------
Total charge-offs                                        $    663       567     1,034       737     1,096
                                                         ---------  --------  --------  --------  --------

Recoveries on amounts previously charged-off:
  Commercial, financial and agricultural                 $     13       101       230       274       236
  Real estate mortgages                                        17        23        17         -        17
  Consumer                                                     72        74       178       174        88
                                                         ---------  --------  --------  --------  --------
Total recoveries                                         $    102       198       425       448       341
                                                         ---------  --------  --------  --------  --------
  Net charge-offs                                        $    561       369       609       289       755

Provision charged to expense                             $    420       695       713     1,128     1,113
Addition to dealer reserve                                      -         -         -        33       118
Allowance for loans sold                                        -      (440)        -         -         -
                                                         ---------  --------  --------  --------  --------
  Allowance for loans and lease losses, end of year      $  4,495     4,636     4,750     4,646     3,774
                                                         =========  ========  ========  ========  ========

Non-performing loans at year-end:
  Non-accrual                                            $  2,374     2,685     2,262     3,968     2,348
  Restructured                                                 99       120       208       139       314
                                                         ---------  --------  --------  --------  --------
Total non-performing loans                               $  2,473     2,805     2,470     4,107     2,662
                                                         =========  ========  ========  ========  ========

Past due 90 days or more, not included above             $     90       573       347       345        49
Other real estate, not included above                           -       201         -         -        75

RATIOS:
-------
Allowance to year-end loans, net of unearned                 1.17%     1.27%     1.45%     1.48%     1.31%
Allowance to non-performing loans                          181.76    165.28    192.31    113.12    141.77
Net charge-offs to average loans (gross)                     0.15      0.11      0.19      0.10      0.28
Recoveries to charge-offs                                   15.38     34.92     41.10     60.79     31.11
Non-performing loans to loans, net of unearned
  discount and deferred loan fees                            0.64      0.77      0.76      1.31      0.92

                                                  TABLE 5
                                  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table shows the registrant's allowance for loan losses for the last five years.

                                                                                     (Dollars in thousands)


                                         Commercial      Real
                                        Financial &     Estate
                                        Agricultural   Mortgage   Consumer   Leases   Unallocated   Total
                                       --------------  ---------  ---------  -------  -----------  --------

December 31, 2000                      $       1,500      1,305      1,485        5           200  $ 4,495
% of loans in category to total loans          28.04%     66.81%      5.06%    0.09%          N/A   100.00%

December 31, 1999                      $       1,889      1,185      1,357        5           200    4,636
% of loans in category to total loans          29.09%     65.85%      4.96%    0.10%          N/A   100.00%

December 31, 1998                      $       1,811      1,148      1,586        5           200    4,750
% of loans in category to total loans          26.06%     64.93%      8.86%    0.15%          N/A   100.00%

December 31, 1997                      $       1,779      1,407      1,247       13           200    4,646
% of loans in category to total loans          23.42%     66.08%     10.33%    0.17%          N/A   100.00%

December 31, 1996                      $       1,376      1,129      1,054       15           200    3,774
% of loans in category to total loans          23.85%     63.80%     12.05%    0.30%          N/A   100.00%

                                                TABLE 6
                               MATURITY AND INTEREST SENSITIVITY OF LOANS

The  following  table  shows  the  maturity  of  the  registrant's  loan  portfolio.

                                                                                 (Dollars in thousands)

                                                           As  of  December  31,  2000
                                      -----------------------------------------------------------------
                                                                                          Loans  Due
                                           Time  Remaining  to  Maturity                After One Year
                                           -----------------------------               ----------------
                                                                                       Fixe    Floating
                                       Due Within   One to Five  After Five          Interest  Interest
                                         One Year       Years       Years     Total     Rate     Rate
                                      -----------  -----------  ----------  --------  --------  -------
Commercial, financial, agricultural,
  and leases                          $    67,713       25,191      15,379   108,283    20,322   20,248
Real estate mortgages                      95,134      141,147      20,830   257,111    63,977   90,000
Consumer                                   10,618        7,680       1,170    19,468     7,624    1,226
                                      -----------  -----------  ----------  --------  --------  -------
Total                                 $   173,465      174,018      37,379   384,862    91,923  119,474
                                      ===========  ===========  ==========  ========  ========  =======

                                          TABLE 7
                                     AVERAGE DEPOSITS

The  following  table  sets forth the registrant's average daily deposits and average rate paid  on  the  interest  bearing  deposits  for  each  of  the  last  five  years:

                                                                    (Dollars in thousands)

                                        December  31,
                  -------------------------------------------------------
                  Non-Interest   Interest
                       Bearing    Bearing
                        Demand     Demand    Savings      Time     Total
                      Deposits   Deposits   Accounts  Deposits  Deposits
                  ------------  ---------  ---------  --------  ---------
2000 Average
  Balance           $  55,179     94,028     91,432   222,998    468,638
  Rate                     --       3.05%      3.39%     5.72%      4.57%
1999 Average
  Balance           $  49,662     84,821     93,997   219,776    448,246
  Rate                     --       2.51%      2.81%     5.45%      4.20%
1998 Average
  Balance           $  42,805     78,465     78,725   231,758    431,753
  Rate                     --       2.61%      2.82%     5.75%      4.52%
1997 Average
  Balance           $  40,585     71,527     72,899   225,302    410,313
  Rate                     --       2.83%      3.10%     5.79%      4.76%
1996 Average
  Balance           $  39,292     68,621     76,087   207,248    391,248
  Rate                     --       2.52%      3.14%     5.79%      4.58%


The following table sets forth the registrant's maturity distribution for all time deposits of $100,000 or more as of December 31, 2000.


               MATURITY DISTRIBUTION FOR ALL TIME DEPOSITS OF $100,000 OR MORE

                                                            (Dollars in thousands)

                                                 December  31,  2000
                                   -------------------------------------------
                                   3 Months  3 - 6    6 - 12  Over 12
                                    or Less  Months   Months  Months    Total
                                   --------  ------  -------  -------  -------
Time deposits of $100,000 or more  $ 28,907   7,385   15,758   16,516   68,566

                                     TABLE 8
                                OTHER BORROWINGS

The following table sets forth a summary of the registrant's other borrowings for each of the last three years.

                                                    (Dollars in thousands)
                                                         December  31,
                                                   -----------------------
                                                    2000     1999    1998
                                                   -------  ------  ------
Repurchase agreements                              $     -     336     313
Federal funds purchased                                  -  24,500  33,900
Federal Home Loan Bank borrowings                   10,500   7,700   7,700
Secured Term Loan                                    5,525   6,050   8,300
Other                                                1,016     900   4,284
                                                   -------  ------  ------
     Total                                         $17,041  39,486  54,497
                                                   =======  ======  ======

                                     TABLE 9
                           RETURN ON EQUITY AND ASSETS

The following table sets forth the registrant's return on average assets, return on average equity, dividend payout ratio, and average equity to average asset ratio for the last five years:


                                                     December  31,
                                       ---------------------------------------
                                        2000    1999     1998    1997    1996
                                       ------  -------  ------  ------  ------

Return on average assets                0.70%    0.05%   0.92%   0.62%   0.40%
Return on average equity                9.71     0.64   11.95    8.43    5.36
Common stock dividend payout ratio     24.37   267.43   11.91   15.20   22.45
Average equity to average asset ratio   7.26     7.80    7.71    7.37    7.45

Item  7A.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk
---------------------------------------------------------------------------

     See  Item  7  above.


Item  8.  Financial  Statements  and  Supplementary  Data
---------------------------------------------------------

Consolidated  Balance  Sheets

December  31,  2000  and  1999
(Dollars  in  thousands,  except  share  data)
---------------------------------------------------------------------------------------------
     ASSETS                                                                 2000       1999
---------------------------------------------------------------------------------------------

Cash and due from banks (note 2)                                          $ 18,938    17,501
---------------------------------------------------------------------------------------------
Federal funds sold                                                           8,250         -
---------------------------------------------------------------------------------------------
Investment securities available for sale (note 3)                          121,948   126,159
---------------------------------------------------------------------------------------------
Mortgage loans held for sale, lower of cost or market                        3,020    14,892
---------------------------------------------------------------------------------------------
Loans  (note 4)                                                            384,862   364,419
     Less:
          Allowance for loan losses  (note 4)                                4,495     4,636
          Unearned income and deferred loan fees                               281       332
---------------------------------------------------------------------------------------------
Net loans                                                                  380,086   359,451

Premises and equipment  (note 5)                                            11,317    11,547
Goodwill, net of amortization                                                1,904     2,210
Assets of discontinued operations (note 18)                                     90     2,878
Other assets                                                                 6,707     6,212
---------------------------------------------------------------------------------------------
                                                                          $552,260   540,850
=============================================================================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Liabilities:
     Deposits:
          Noninterest-bearing                                             $ 64,108    52,274
          Interest-bearing  (note 6)                                       423,665   408,143
---------------------------------------------------------------------------------------------
Total deposits                                                             487,773   460,417
     Other borrowings  (note 7)                                             17,041    39,486
     Other liabilities                                                       4,077     3,539
---------------------------------------------------------------------------------------------
Total liabilities                                                          508,891   503,442
---------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock, $.33 1/3 par value; 25,000,000 shares authorized,
          4,396,668 and 4,369,663 shares issued and outstanding in 2000
          and 1999, respectively                                             1,466     1,457
     Additional paid-in capital                                              7,121     6,830
     Accumulated other comprehensive loss  (note 8)                           (364)   (3,164)
     Retained earnings  (notes 11 and 12)                                   35,146    32,285
---------------------------------------------------------------------------------------------
Total stockholders' equity                                                  43,369    37,408
Commitments and contingent liabilities (notes 13 and 14)
---------------------------------------------------------------------------------------------
                                                                          $552,260   540,850
=============================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

Consolidated  Statements  of  Earnings

Years  Ended  December  31,  2000,  1999,  and  1998
----------------------------------------------------
(Dollars  in  thousands,  except  per  share  data)
----------------------------------------------------------------------------------------------------
                                                                             2000     1999     1998
----------------------------------------------------------------------------------------------------
Interest income:
     Interest and fees on loans                                            $32,105   28,452   29,385
     Interest and dividends on investment securities available for sale:
          Taxable                                                            6,823    6,825    8,095
          Nontaxable                                                           891    1,025      657
     Interest on federal funds sold                                            258       93       73
     Interest on mortgage loans held for sale                                  198    1,855    2,394
----------------------------------------------------------------------------------------------------
Total interest income                                                       40,275   38,250   40,604
----------------------------------------------------------------------------------------------------
Interest expense:
     Interest on deposits                                                   18,891   16,910   17,796
     Interest on other borrowings                                            1,629    1,899    2,165
----------------------------------------------------------------------------------------------------
Total interest expense                                                      20,520   18,809   19,961
----------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                        19,755   19,441   20,643
Provision for loan losses  (note 4)                                            420      695      713
----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         19,335   18,746   19,930
----------------------------------------------------------------------------------------------------
Other operating income:
     Trust fees                                                                929      826      769
     Deposit service charges                                                   433      401      358
     Other service charges                                                   2,189    1,647    1,224
     Investment securities gains, net  (note 3)                                  -      250      154
     Mortgage loan origination income                                          761    1,039    1,820
     Other income                                                              542    1,320    1,211
----------------------------------------------------------------------------------------------------
Total other operating income                                                 4,854    5,483    5,536
----------------------------------------------------------------------------------------------------
Other operating expenses:
     Salaries and employee benefits  (note 9)                               10,268   10,084   11,202
     Net occupancy expense of premises                                       1,192    1,294    1,405
     Furniture and fixtures                                                  1,436    1,440    1,399
     Office supplies                                                           340      377      412
     Outside services                                                          671      948      911
     Advertising expense                                                       407      400      438
     FDIC insurance assessment                                                  94       52       51
     Postage and courier expense                                               347      377      472
     Telephone expense                                                         338      343      309
     Loss on sale of loans                                                       -      514        -
     Amortization expense-goodwill                                             305      305      388
     Other expenses                                                          2,099    2,239    2,178
----------------------------------------------------------------------------------------------------
Total other operating expenses                                              17,497   18,373   19,165
----------------------------------------------------------------------------------------------------
Earnings before income taxes                                                 6,692    5,856    6,301
Income tax expense  (note 8)                                                 2,072    1,809    2,142
----------------------------------------------------------------------------------------------------
Net earnings from continuing operations                                    $ 4,620    4,047    4,159
----------------------------------------------------------------------------------------------------
Discontinued operations (note 18)                                          $  (837)  (3,786)     576
----------------------------------------------------------------------------------------------------
Net earnings                                                               $ 3,783      261    4,735
====================================================================================================
Net earnings applicable to common stock                                    $ 3,783      261    4,712
====================================================================================================
Basic earnings per common share from
     Continuing operations                                                 $  1.05     0.93     0.96
     Discontinued operations                                                 (0.19)   (0.87)    0.13
     Net earnings                                                             0.86     0.06     1.09
Diluted earnings per common share from
     Continuing operations                                                 $  1.04     0.92     0.95
     Discontinued operations                                                 (0.19)   (0.86)    0.13
     Net earnings                                                             0.85     0.06     1.08
====================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

Consolidated Statements of Changes in Stockholders' Equity

Years  Ended  December  31,  2000,  1999,  and  1998
(Dollars  in  thousands,  except  share  data)
---------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                               other
                                                Preferred  Common           Retained       comprehensive
                                                    stock   stock  Surplus  earnings   earnings (loss)   Total
---------------------------------------------------------------------------------------------------------------
Balance as of January 1, 1998                      $  300   1,436    5,973    28,576              577   36,862

Comprehensive earnings
     Net earnings                                       -       -        -     4,735                -    4,735
     Unrealized gain on investment Securities           -       -        -         -              727      727
     Reclassified adjustments for gains included
       in net earnings                                  -       -        -         -             (154)    (154)
     Income tax effect                                  -       -        -         -             (216)    (216)
                                                                                                        -------
     Total comprehensive earnings                       -       -        -         -                -    5,092
Issuance of 38,524 shares of common stock               -      12      466         -                -      478
Redemption of preferred stock                        (300)      -        -         -                -     (300)
Cash dividends on preferred stock                       -       -        -       (23)               -      (23)
Cash dividends on common stock ($0.13 per share)        -       -        -      (564)               -     (564)
---------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1998                    $    0   1,448    6,439    32,724              934   41,545

Comprehensive loss
     Net earnings                                       -       -        -       261                -      261
     Unrealized loss on investment Securities           -       -        -         -           (6,431)  (6,431)
     Reclassified adjustments for gains included
        in net earnings                                 -       -        -         -             (250)    (250)
     Income tax effect                                  -       -        -         -            2,583    2,583
                                                                                                        -------
     Total comprehensive loss                           -       -        -         -                -   (3,837)
Issuance of 25,953 shares of common stock               -       9      391         -                -      400
Cash dividends on common stock ($0.16 per share)        -       -        -      (700)               -     (700)
---------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1999                    $    0   1,457    6,830    32,285           (3,164)  37,408

Comprehensive earnings
     Net earnings                                       -       -        -     3,783                -    3,783
     Unrealized gain on investment securities           -       -        -         -            4,572    4,572
     Income tax effect                                  -       -        -         -           (1,772)  (1,772)
                                                                                                        -------
     Total comprehensive earnings                       -       -        -         -                -    6,583
Issuance of 27,005 shares of common stock               -       9      291         -                -      300
Cash dividends on common stock ($0.21 per share)        -       -        -      (922)               -     (922)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                       $    0   1,466    7,121    35,146             (364)  43,369
===============================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

Consolidated  Statements  of  Cash  Flows

Years  Ended  December  31,  2000,  1999,  and  1998

(Dollars in thousands)                                                   2000       1999      1998
----------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities:
     Interest received                                                 $ 39,519    36,335    40,231
     Fees received                                                        4,853     4,779     5,488
     Net decrease (increase) in mortgage loans held for sale             11,953    52,091   (22,600)
     Interest paid                                                      (20,215)  (19,101)  (19,965)
     Cash paid to suppliers and employees                               (15,810)  (17,806)  (16,712)
     Income taxes paid                                                   (1,400)   (1,002)   (2,695)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operating activities           18,900    55,296   (16,253)
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from:
          Maturities of investment securities available for sale         12,721    16,696    40,639
          Sales of investment securities available for sale                  20    26,828    38,406
     Purchases of investment securities available for sale               (4,547)  (44,611)  (80,197)
     Net increase in loans                                              (21,067)  (37,297)  (14,331)
     Premises and equipment expenditures                                   (898)   (1,885)   (1,883)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (13,771)  (40,269)  (17,366)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in demand deposits, NOW accounts,
          and savings accounts                                           27,489     7,685    34,885
     Net decrease in certificates of deposit                               (132)   (2,260)   (5,210)
     Dividends paid on preferred stock                                        -         -       (23)
     Dividends paid on common stock                                        (787)     (609)     (510)
     Net proceeds from short-term debt                                  (21,787)  (10,761)    5,141
     Issuance of long term debt                                               -         -     1,000
     Repayment of long-term debt                                           (525)   (4,250)     (950)
     Redemption of preferred stock                                            -         -      (300)
     Issuance of common stock                                               300       400       478
----------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                       4,558    (9,795)   34,511
----------------------------------------------------------------------------------------------------
Net change in cash and due from banks from continuing operations          9,687     5,232       892
Cash and cash equivalents  at beginning of year                          17,501    12,269    11,377
----------------------------------------------------------------------------------------------------
Cash and cash equivalents  at end of year                              $ 27,188    17,501    12,269
====================================================================================================
Reconciliation of net earnings to net cash provided
     by (used in) continuing operating activities:
          Net earnings                                                 $  3,783       261     4,735
          Adjustments to reconcile net earnings to net cash provided by continuing operating activities:
                    Discontinued Operations                                 837     3,786      (576)
                    Depreciation and amortization                         1,498     1,681     1,796
                    Provision for loan losses                               420       695       713
                    Gains on sale of investment securities                    -      (250)     (154)
               Increase (decrease) in:
                    Income taxes payable                                    672       807      (553)
                    Interest payable                                        305      (292)       (5)
                    Unearned income                                         (51)   (2,056)       36
                    Other liabilities                                       189    (1,114)      833
               Decrease (increase) in:
                    Interest receivable                                    (494)      208      (358)
                    Other assets                                             (1)     (454)      105
               Decrease (increase) in mortgage loans held for sale       11,953    52,091   (22,600)
               Discount accretion recorded as income                       (414)     (369)     (485)
               Premium amortization charged against income                  203       302       260
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing operating activities         $ 18,900    55,296   (16,253)
====================================================================================================
Net change in cash and cash equivalents from discontinued operations   $   (723)   (2,080)    1,194
====================================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

Years  Ended  December  31,  2000,  1999,  and  1998
================================================================================
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - The consolidated financial statements of Castle BancGroup, Inc. and subsidiaries (Company) are prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices of the financial services industry which require management to make estimates that affect the reported financial position and results of operations. Actual results could differ from those estimates. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

     (a) BASIS OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiaries, Castle Bank N.A.(CB), Castle Finance Company (CFC), CasBanc Mortgage, Inc. (CMI), and SBI Illinois, Inc. Significant inter-company transactions and accounts have been eliminated in consolidation. CMI is reported as a discontinued operation (see note 18).

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

     (c) MORTGAGE LOANS HELD FOR SALE. Mortgage loans held for sale are valued at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements on an aggregate basis. Holding costs are treated as period costs. The mortgage loans held for sale presented on the Company's Consolidated Balance Sheets represent mortgages currently held for sale by the Subsidiary Bank. Mortgage loans held for sale by CMI (i.e., those not sold to the Subsidiary Bank) are presented in assets of discontinued operations on the Consolidated Balance Sheets.

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

     (f) LOAN FEES. The Subsidiaries defer all certain fees and costs associated with the origination of loans and leases. Such fees and costs are amortized, using a level yield method, over the period to maturity or sale date of the loans and leases.

     (g) ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level deemed adequate by management to provide for probable losses in the loan portfolio. The allowance is based upon a continuing review of specific loans, past loan loss experience, current economic conditions that may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

     (h) PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to expense on a straight-line or accelerated basis over the estimated useful lives of the respective assets, as follows: building and improvements, 15 to 40 years; and furniture, fixtures, and equipment, 3 to 10 years.

     (i) GOODWILL. The total cost of the Company's acquisitions of various subsidiaries relating to continuing operations exceeded their fair value of net assets acquired by approximately $5,892,000 at the date of acquisition. This amount, net of accumulated amortization of $3,988,000 and $3,682,000 at December 31, 2000 and 1999, respectively, is shown as goodwill in the Consolidated Balance Sheets.

     The cost of the Company's acquisition of CMI (i.e. discontinued operations) exceeded the fair value of the net assets acquired by approximately $1,922,000. The remaining carrying value of CMI's goodwill was written-off at December 31, 1999, such that the accumulated amortization was $1,922,000 at December 31, 1999.

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

     The Company and Subsidiaries file consolidated Federal and State income tax returns.

      (l) EARNINGS PER SHARE. Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number common shares outstanding, increased by the assumed conversion of the convertible preferred stock and exercise of the Company's stock options.

     All information relating to per common share data reflects the May 1999 2-for-1 stock split in the form of a 100% stock dividend.

     The components of basic and diluted EPS for the years ended December 31, 2000, 1999, and 1998 were as follows:

                                                                      (Dollars in thousands, except share data)

                                                                               2000        1999        1998
---------------------------------------------------------------------------------------------------------------
Basic EPS:
     Net earnings                                                            $    3,783        261      4,735
     Less:  preferred stock dividends                                                 -          -        (23)
                                                                             ---------  ----------  ----------
        Net earnings available to common stockholders                        $   3,783         261       4,712
                                                                             ---------  ----------  ----------

     Average common shares outstanding                                        4,384,554  4,358,888  4,327,288
                                                                             ==========  =========  ==========

     Basic EPS                                                               $    0.86        0.06       1.09
                                                                             ---------  ----------  ----------

Diluted EPS
     Net earnings available to common stockholders                           $    3,783        261      4,712
     Assumed conversion of preferred stock                                            -          -         23

     Net earnings available to common stockholders after assumed conversion  $    3,783        261      4,735
                                                                             ==========  =========  ==========

     Average common shares outstanding                                        4,384,554  4,358,888  4,327,288

     Assumed conversion of preferred stock                                            -          -     21,818

     Assumed exercise of stock options                                           47,167     56,459     37,438
                                                                             ---------  ----------  ----------

     Average common shares after assumed conversions                          4,431,721  4,415,347  4,386,544
                                                                             ==========  =========  ==========

Diluted EPS                                                                  $     0.85       0.06       1.08
                                                                             ==========  =========  ==========
=================================================================================================================


(2) CASH AND DUE FROM BANKS - The Company's Subsidiary Bank, which is a member of the Federal Reserve System, is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. The reserves required to be maintained at the Federal Reserve Bank averaged $10,466,000 and $3,275,000 in 2000 and 1999, respectively. Cash and due from banks include cash on hand and in banks with original maturities of three months or less.

(3) INVESTMENT SECURITIES - A comparison of amortized cost and fair value of investment securities available for sale at December 31, 2000 and 1999 follows:

                                                                       (Dollars in thousands)

                                                             December  31,  2000
---------------------------------------------------------------------------------------------
                                                                  Gross      Gross
                                                 Amortized   Unrealized  Unrealized      Fair
                                                      Cost        Gains      Losses     Value
---------------------------------------------------------------------------------------------
U.S. Treasury and agency obligations             $   63,094         197        (479)   62,812
Obligations of state and political subdivisions      18,592          46        (138)   18,500
Mortgage-backed securities                           36,520          69        (416)   36,173
---------------------------------------------------------------------------------------------
Total debt securities                               118,206         312      (1,033)  117,485
---------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                          2,052           -           -     2,052
Other equity securities                               2,316          95           -     2,411
---------------------------------------------------------------------------------------------
Total securities                                 $  122,574         407      (1,033)  121,948
=============================================================================================


                                                                December  31,  1999
---------------------------------------------------------------------------------------------
                                                                  Gross       Gross
                                                 Amortized   Unrealized  Unrealized      Fair
                                                      Cost        Gains      Losses     Value
---------------------------------------------------------------------------------------------
U.S. Treasury and agency obligations             $   66,617           3      (2,352)   64,268
Obligations of state and political subdivisions      20,350          14        (930)   19,434
Mortgage-backed securities                           41,569           6      (1,939)   39,636
---------------------------------------------------------------------------------------------
Total debt securities                            $  128,536          23      (5,221)  123,338
---------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                     $    2,052           -           -     2,052
Other equity securities                                 769           -           -       769
---------------------------------------------------------------------------------------------
Total securities                                 $  131,357          23      (5,221)  126,159
=============================================================================================

     The amortized cost and fair value of securities available for sale at December 31, 2000 by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       (Dollars in thousands)

                                                         December  31,  2000
                                                    ---------------------------
                                                    Amortized Cost   Fair Value
--------------------------------------------------------------------------------
Due in one year or less                             $         6,962       6,961
Due after one year through five years                        44,745      44,650
Due after five years through ten years                       17,404      17,334
Due after ten years                                          12,575      12,367
--------------------------------------------------------------------------------
                                                    $        81,686      81,312
Mortgage-backed securities                                   36,520      36,173
--------------------------------------------------------------------------------
Total debt securities                               $       118,206     117,485
Federal Home Loan Bank stock                                  2,052       2,052
Other equity securities                                       2,316       2,411
--------------------------------------------------------------------------------
Total securities                                    $       122,574     121,948
================================================================================

     There were no investment gains in 2000 but there were approximately $312,000, and $167,000 in gross gains and approximately $62,000, and $13,000 of gross losses that occurred from security activity during 1999 and 1998, respectively. All security gains and losses were as a result of transactions involving available for sale securities.

     Investment securities carried at approximately $86,912,000 and $82,802,000 at December 31, 2000 and 1999, respectively, were pledged to secure deposits and for other purposes permitted or required by law.

(4) LOANS - The composition of the loan portfolio at December 31 is as follows:

                                                       (Dollars in thousands)
-----------------------------------------------------------------------------
                                                              2000     1999
-----------------------------------------------------------------------------
Commercial, financial, and agricultural                     $107,928  105,163
Real estate mortgage                                         257,111  240,743
Consumer                                                      19,468   18,144
Lease financing receivables                                      355      369
-----------------------------------------------------------------------------
Total                                                       $384,862  364,419
=============================================================================

     The Company provides several types of loans to customers, including residential, construction, commercial, and consumer loans. The largest component of the loan portfolio is secured by residential and commercial real estate, or other interests in real property. Lending activities are conducted with customers in a wide variety of industries as well as with individuals with varying credit requirements. The Company does not have a concentration of loans in any specific industry. Credit risk, as it relates to the Company's business activities, tends to be geographically concentrated in that the majority of the customer base lies within the cities and surrounding communities served by the Company's Subsidiaries.

     The components of non-performing loans and leases are as follows at December 31:

                                                        (Dollars in thousands)
                                                       2000                1999
--------------------------------------------------------------------------------
Non-accrual loans and leases                          $2,374               2,685
Restructured loans                                        99                 120
--------------------------------------------------------------------------------
Total non-performing loans and leases                 $2,473               2,805
================================================================================

     Loans past due 90 days or more and still accruing interest are not included above and totaled $90,000 and $573,000 at December 31, 2000 and 1999, respectively.

     Non-accrual and restructured loans and leases had the following effect on interest income for the years ended December 31:

                                                          (Dollars in thousands)

                                                              2000   1999  1998
-------------------------------------------------------------------------------
Income recognized                                             $ 198   101    65
Income which would have been recognized under original terms    339   168   175
===============================================================================

     Impaired loan information at December 31, 2000, 1999, and 1998 is as follows:

                                                                (Dollars in thousands)
--------------------------------------------------------------------------------------
                                                                   2000   1999   1998
--------------------------------------------------------------------------------------

Impaired loans for which a related allowance has been allocated   $1,172    883    54
Impaired loans for which no allowance has been allocated             323    907   864
--------------------------------------------------------------------------------------
Total loans determined to be impaired                             $1,495  1,790   918
--------------------------------------------------------------------------------------
Allowance allocated to impaired loans, included in the allowance
  for  loan losses                                                $  491    182    10
======================================================================================

     Impaired  loans  averaged  $1,642,000,  $1,354,000,  and $1,790,000 for the years ended December 31, 2000, 1999, and 1998, respectively. All $1,495,000 of impaired loans at December 31, 2000, represented non-accrual loans. Of the $1,790,000 of impaired loans at December 31, 1999, $473,000 represented loans still accruing interest and $1,317,000 represented non-accrual loans.

     At various times throughout the year, certain officers and directors of the Company and its affiliates have borrowed money from the Subsidiary Bank. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other bank customers.

     The following summarizes activity on loans, including renewals, made to related parties during 2000 and 1999:

                                                       (Dollars in thousands)

                                                              2000     1999
-----------------------------------------------------------------------------
Loans outstanding, beginning of year                         $2,090    5,666
New loans, renewals, and advances                               232      295
Loan payments                                                  (543)  (3,871)
-----------------------------------------------------------------------------
Loans outstanding, end of year                               $1,779    2,090
=============================================================================

     The  following  is  a summary of activity in the allowance for loan losses:

                                                         (Dollars in thousands)

                                                           2000   1999   1998
------------------------------------------------------------------------------
Balance, beginning of year                                $4,636  4,750  4,646
Provision charged to expense                                 420    695    713
Recoveries on loans previously charged off                   102    198    425
------------------------------------------------------------------------------
                                                           5,158  5,643  5,784
Less loans charged off                                       663    567  1,034
Less allowance for loans sold                                  -    440      -
------------------------------------------------------------------------------
Balance, end of year                                      $4,495  4,636  4,750
==============================================================================

(5) PREMISES AND EQUIPMENT - The components of premises and equipment at December 31 were as follows:

                                                      (Dollars in thousands)

                                                          2000     1999
------------------------------------------------------------------------
Land and land improvements                               $ 2,046   2,057
Building and improvements                                 12,452  11,659
Furniture, fixtures, and equipment                         7,438   7,380
------------------------------------------------------------------------
                                                          21,936  21,096
Less accumulated depreciation                             10,619   9,549
------------------------------------------------------------------------
Total                                                    $11,317  11,547


(6) DEPOSITS - The aggregate amount of large time deposits, each with a minimum denomination of $100,000, was $68,566,000 and $58,693,000 at December 31, 2000 and 1999, respectively. In these totals there were no broker deposits at December 31, 2000 but there were $297,000 of brokered deposits at December 31, 1999, with an interest rate of 6.75%.

(7) OTHER BORROWINGS - The components of other borrowings at December 31 are as follows:

                                                                   (Dollars in thousands)
                                                                           2000     1999
-----------------------------------------------------------------------------------------

Repurchase agreements                                                     $     -     336
Federal funds purchased                                                         -  24,500
Federal Home Loan Bank borrowings                                          10,500   7,700
Secured revolving loan dated December 31, 2000, with interest at
  Federal Funds Rate plus 1% (7.50% as of December 31, 2000), payable
  December 28, 2001                                                         5,525       -
Secured term loan dated July 10, 1990, as amended, with interest at the
  60 day LIBOR rate plus 1.625% (7.135% at December 31, 1999), principal payable in 2 semi-annual payments remaining from June 30, 1999 through
  December 31, 2000                                                             -   6,050
Other                                                                       1,016     900
-----------------------------------------------------------------------------------------
Total                                                                     $17,041  39,486
=========================================================================================

     The secured revolving loan with a balance of $5,525,000 at December 31, 2000, and the secured term loan with a balance outstanding of $6,050,000 at December 31, 1999, (repaid in 2000) is secured by the stock of the subsidiaries and contains certain restrictive covenants, including restrictions on dividends to stockholders, maintenance of various capital adequacy levels, maintenance of allowance for loan losses, restrictions on non-performing assets, attainment of a minimum return on average assets, and certain restrictions with regard to other indebtedness. The Company is in compliance with all restrictive covenants as of December 31, 2000. The restriction on dividends to stockholders is described further in note 11. The secured revolving loan dated December 31, 2000, has a total commitment of $7,500,000.

     Federal Home Loan Bank borrowings are collateralized by Federal Home Loan Bank stock and first mortgage real estate loans. As of December 31, 2000, the notes mature from 2001 through 2008 and have fixed interest rates with an average of 6.19%. CB has collateral pledge agreements whereby they have agreed to keep on hand at all times, free of all other pledges, loans, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank.

      Scheduled payments on other borrowings, through maturity, are:

                                                          (Dollars in thousands)

Year ended December 31                                             Amount
--------------------------------------------------------------------------------
2001                                                       $              9,041
2002                                                       $                  -
2003                                                       $                  -
2004                                                       $                  -
2005                                                       $              7,000
thereafter                                                 $              1,000

(8) INCOME TAXES - The components of Federal income tax expense (benefit) for 2000, 1999, and 1998 were as follows:

                                                            (Dollars in thousands)

                                                             2000     1999    1998
-----------------------------------------------------------------------------------
Current                                                     $2,109   2,037   2,270
Deferred                                                       (37)   (228)   (128)
-----------------------------------------------------------------------------------
Total                                                       $2,072   1,809   2,142
===================================================================================

     The reasons for the difference between income taxes in the statements of earnings and the amount computed by applying the statutory Federal income tax rate of 34% in 2000, 1999 and 1998 are as follows:

                                                          (Dollars in thousands)
                                                           2000     1999    1998
---------------------------------------------------------------------------------
Tax expense at statutory rate                             $2,275   1,991   2,142
Tax-exempt interest, net of premium amortization            (478)   (462)   (253)
Nondeductible amortization                                   154     154     158
Other, net                                                   121     126      95
---------------------------------------------------------------------------------
Total income tax expense                                  $2,072   1,809   2,142
=================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                          (Dollars in thousands)

                                                               2000     1999
--------------------------------------------------------------------------------
Deferred tax assets:
     Allowance for loan losses                                 $1,472     1,324
     Unrealized losses on investment securities                   262     1,968
     Other                                                        109       110
     Deferred compensation                                        187       195
--------------------------------------------------------------------------------
Total gross deferred tax assets                                $2,030     3,597
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Purchase accounting adjustments                             (350)     (407)
     Accretion on investments                                    (170)      (10)
     Depreciation                                                (274)     (265)
     Net lease adjustment                                           -        (9)
     Other, net                                                   (24)      (25)
--------------------------------------------------------------------------------
Total gross deferred tax liabilities                              818      (716)
--------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                          $1,212     2,881

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

(9) EMPLOYEE BENEFIT PLANS - The Company maintains a profit-sharing plan, which was amended and restated as of January 1, 1999. The amended plan covers substantially all officers and employees of the Company. Under provisions of the plan, the Company may elect to provide discretionary contributions. Prior to the amendment as of January 1, 1999, the Company was required to make minimum annual contributions of 7.5% of net operating profits, as defined in the previous plan. Contributions by the Company to the plan totaled $522,000, $449,000, and $908,000 in 2000, 1999, and 1998, respectively.

     In 1995, the Company instituted a non-qualified supplemental employee profit sharing plan. The supplemental plan covers certain officers and employees of the Company whose contributions under the qualified profit sharing plan were limited by the Internal Revenue Code of 1986, as amended (the Code). Under the non-qualified plan, the Company is required to accrue a liability for the contribution that was limited by the Code. Contributions paid by the Company to the plan totaled approximately $5,000, $18,000, and $14,000 in 2000, 1999, and 1998, respectively.

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

     On December 23, 1994, the Company adopted a Stock Benefit Plan covering key managerial employees and non-employee directors of the Company and its Subsidiaries. The Stock Benefit Plan provides for the grant of incentive stock options, non-qualified stock options, limited rights, stock appreciation rights, and restricted stock. The Company may award options to acquire up to 10.0% of its issued and outstanding common stock, with no options being granted after October 31, 2004. The exercise price on outstanding non-qualified stock options ranges from $7.00 to $16.00 per share at December 31, 2000. Non-qualified stock options issued are exercisable at not less than the current common stock market value at the date of grant. The outstanding options vest ratably over a four-year term. The following table presents certain information pursuant to the Stock Benefit Plan, at December 31:


                                          December 31, 2000  December 31, 1999  December 31, 1998
                                         ------------------  -----------------  -----------------
                                                     Average          Average           Average
                                           Shares    Price    Shares   Price    Shares   Price
                                          -----------------  ----------------  ----------------
Options outstanding at beginning of year  275,600   $  9.41  263,600   $ 9.05  218,500   $ 7.77
Options granted                            26,500   $ 13.25   16,000   $16.00   50,000   $14.64
Options exercised                          (1,150)  $  9.33   (1,600)  $ 8.63   (3,150)  $ 7.02
Options forfeited                          (7,750)  $ 13.74   (2,400)  $14.42   (1,750)  $12.64
-----------------------------------------------------------------------------------------------
Options outstanding at end of year        293,200   $  9.64  275,600   $ 9.41  263,600   $ 9.05
-----------------------------------------------------------------------------------------------
Options exercisable at end of year        228,775   $  8.41  205,475   $ 7.88  146,826   $ 7.35
-----------------------------------------------------------------------------------------------
Options available to grant under the
 plan at end of year                      122,017             28,825            40,478
===============================================================================================

     The Company applies APB opinion No. 25 and related interpretations in accounting for the Stock Benefit Plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           (Dollars in thousands, except per share data)

                                                                      2000   1999   1998
------------------------------------------------------------------------------------------
Net earnings from continuing operations   As reported                $4,620  4,047  4,159
                                          Pro forma                   4,536  3,980  4,051
Net earnings                              As reported                $3,783    261  4,735
                                          Pro forma                   3,699    194  4,627
Basic earnings per share from continuing  As reported                $ 1.05   0.93   0.96
     operations                           Pro forma                    1.03   0.91   0.94
Basic earnings per share                  As reported                $ 0.86   0.06   1.09
                                          Pro forma                    0.84   0.05   1.07
-----------------------------------------------------------------------------------------

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

(11) DIVIDEND LIMITATIONS - The amendment to the secured term loan agreement contains several restrictive covenants, including restrictions on dividends to stockholders, and other restrictions as described in note 7. Future cash dividends, in addition to dividends on preferred stock are limited to 50% of the Company's net after-tax earnings for the immediately preceding eight fiscal quarters of the Company. As of December 31, 2000, the Company had $402,000 of unrestricted earnings available for additional cash dividends.

     National banking regulations restrict the amount of dividends that a bank may pay to its stockholders. Generally, the regulations provide that dividends are limited to net earnings for the current and two preceding years, reduced by dividends paid and transfers to permanent capital. At December 31, 2000, subject to minimum regulatory capital guidelines, CB could, without prior approval of regulatory authorities, declare dividends of approximately $6,134,000.

(12) REGULATORY CAPITAL REQUIREMENTS - The Company and the Subsidiary Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Subsidiary Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Company and subsidiaries to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined in the regulations. Management believes, as of December 31, 2000 and 1999, that the Company and subsidiaries meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the most recent notification from the federal banking agencies categorized the Company and the Subsidiary Bank as well capitalized at December 31, 2000 and 1999 under the regulatory capital framework for prompt corrective action. There are no conditions or events since notification that management believes have changed the Company and subsidiaries' status. Minimum capital requirements and actual capital amounts and ratios as of December 31, 2000 and 1999 are as follows:

                                                                         (Dollars in thousands)

                                                                  December 31, 2000
                                                    --------------------------------------------
                                                                                  Well
                                                    Actual        Actual   Capitalized   Minimum
                                                    Amount         Ratio         Ratio     Ratio
------------------------------------------------------------------------------------------------

Total risk-based capital to risk-weighted assets:
     Castle BancGroup, Inc.                        $46,322        11.56         10.00      8.00
     Castle Bank, N.A.                              47,772        12.05         10.00      8.00
------------------------------------------------------------------------------------------------
Tier I capital to risk-weighted assets:
     Castle BancGroup, Inc.                        $41,827        10.44          6.00      4.00
     Castle Bank, N.A.                              43,492        10.97          6.00      4.00
------------------------------------------------------------------------------------------------
Tier I capital to average assets:
     Castle BancGroup, Inc.                        $41,827         7.73          5.00      4.00
     Castle Bank, N.A.                              43,492         8.07          5.00      4.00
------------------------------------------------------------------------------------------------


                                                                 December  31, 1999
                                                   ---------------------------------------------
                                                                                  Well
                                                    Actual        Actual   Capitalized   Minimum
                                                    Amount         Ratio         Ratio     Ratio
------------------------------------------------------------------------------------------------
Total risk-based capital to risk-weighted assets:
     Castle BancGroup, Inc.                        $42,999        11.11%        10.00%     8.00%
     First National Bank in DeKalb                  21,801        10.90%        10.00%     8.00%
     Castle Bank N.A.                               16,871        12.54%        10.00%     8.00%
     Castle Bank Harvard, N.A.                       7,333        14.37%        10.00%     8.00%
------------------------------------------------------------------------------------------------
Tier I capital to risk-weighted assets:
     Castle Bancgroup, Inc.                        $38,362         9.91%         6.00%     4.00%
     First National Bank in DeKalb                  19,736         9.87%         6.00%     4.00%
     Castle Bank N.A.                               15,194        11.30%         6.00%     4.00%
     Castle Bank Harvard, N.A.                       6,695        13.12%         6.00%     4.00%
------------------------------------------------------------------------------------------------
Tier I capital to average assets:
     Castle BancGroup, Inc.                        $38,362         7.26%         5.00%     4.00%
     First National Bank in DeKalb                  19,736         7.33%         5.00%     4.00%
     Castle Bank N.A.                               15,194         7.80%         5.00%     4.00%
     Castle Bank Harvard, N.A.                       6,695         9.60%         5.00%     4.00%
================================================================================================

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

     Financial instruments representing potential credit risk at December 31, 2000 and 1999 are as follows:

                                                          (Dollars in thousands)

                                                               2000      1999
--------------------------------------------------------------------------------

Standby letters of credit                                     $ 2,936     3,981
Commitments to extend credit                                   71,394    94,023
--------------------------------------------------------------------------------
                                                              $74,330    98,004
--------------------------------------------------------------------------------

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

(14) COMMITMENTS AND CONTINGENT LIABILITIES - Because of the nature of their activities, the Company and its Subsidiaries are subject to pending and threatened legal actions which arise in the normal course of business. In the opinion of management, based on the advice of legal counsel, the disposition of any known pending legal actions will not have a material adverse effect on the financial position or its liquidity and results of operations of the Company.

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

     (c) MORTGAGE LOANS HELD FOR SALE. As of December 31, 2000 and 1999, the carrying value of the Company's mortgage loans held for sale was $3,020,000 and $14,892,000, respectively. The estimated fair value of these loans was $3,021,000 and $14,973,000 at December 31, 2000 and 1999, based on commitments to purchase from the end investors. The mortgage loans held for sale presented on the Company's Consolidated Balance Sheets represent mortgages currently held for sale by the Subsidiary Bank. These balances relate to mortgages originated in the banking segment.

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

     (e) DEPOSIT LIABILITIES. Under Statement 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amounts payable on demand as of December 31, 2000 and 1999. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discounted rate is estimated using the rates currently offered for deposits of similar maturities.

     (f) OTHER BORROWINGS. For the short-term instruments, the carrying amount is a reasonable estimate of fair value. For long-term instrument, rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

     (g) LOAN COMMITMENTS AND LETTERS OF CREDIT. The subsidiary bank's letters of credit, lines of credit, and loan commitments are financial instruments as defined by Statement 107. The fair value of these financial instruments is based on the present value of the fees received for these services, which are not significant at December 31, 2000 and 1999.

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                              (Dollars in thousands)

                                                       2000               1999
                                               ------------------  -----------------
                                                Carrying     Fair  Carrying     Fair
                                                  Amount    Value    Amount    Value
                                               ---------  -------  --------  -------
Financial Assets:
     Cash and due from banks                   $  18,938   18,938    17,501   17,501
     Federal funds sold                            8,250    8,250         -        -
     Investment securities available for sale    121,948  121,948   126,159  126,159
     Mortgage loans held for sale                  3,020    3,021    14,892   14,973
     Loans                                       384,862  381,290   364,419  360,515
Financial Liabilities:
     Non-interest-bearing deposits             $  64,108   64,108    52,274   52,274
     Interest-bearing deposits                   423,665  423,130   408,143  408,740
     Other borrowings                             17,041   17,041    39,486   39,486

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

(16) OPERATING SEGMENTS - The Company's operations include two primary segments: banking and mortgage banking. Through its banking subsidiary network of 11 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. Mortgage banking activities conducted through the Company's subsidiary, CMI (which has been discontinued as discussed in note 18), included the origination and brokerage of primarily residential mortgage loans for sale to various investors. The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. CMI was legally, financially, operationally, and physically separate from the Subsidiary Bank, and had a separate Board of Directors, management team, compensation structure, etc. Smaller operating segments are combined and consist of consumer finance and holding company operations. Assets and results of operations are based on generally accepted accounting principles, with profit and losses of equity method investees excluded. Inter-segment revenues and expenses are eliminated in reporting consolidated results of operations. Operating segment information is on the following two pages:

                                                                             (Dollars in thousands)

                                                                    Mortgage           Consolidated
Year-ended December 31, 2000                            Banking      Banking      Other       Total
---------------------------------------------------------------------------------------------------
Interest income                                        $  40,136             -       139    40,275
Interest expense                                          20,054             -       466    20,520
---------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses      20,082             -      (327)   19,755
Provision for loan losses                                    420             -         -       420
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       19,662             -      (327)   19,335
Other operating income                                     4,757             -        97     4,854
Other operating expenses                                  14,484             -     3,013    17,497
---------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        9,935             -    (3,243)    6,692
Income tax expense (benefit)                               3,366             -    (1,294)    2,072
---------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $   6,569             -    (1,949)    4,620
---------------------------------------------------------------------------------------------------
Discontinued operations                                $       -          (837)        -      (837)
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   6,569          (837)   (1,949)    3,783
---------------------------------------------------------------------------------------------------
Assets as of December 31, 2000                         $ 550,366            90     1,804   552,260
---------------------------------------------------------------------------------------------------


Year-ended December 31, 1999
---------------------------------------------------------------------------------------------------
Interest income                                        $  38,199             -        51    38,250
Interest expense                                          18,683             -       126    18,809
---------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses      19,516             -       (75)   19,441
Provision for loan losses                                    308             -       387       695
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       19,208             -      (462)   18,746
Other operating income                                     5,422             -        61     5,483
Other operating expenses                                  14,454             -     3,919    18,373
---------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                       10,176             -    (4,320)    5,856
Income tax expense (benefit)                               3,424             -    (1,615)    1,809
---------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $   6,752             -    (2,705)    4,047
---------------------------------------------------------------------------------------------------
Discontinued operations                                $       -        (3,786)        -    (3,786)
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   6,752        (3,786)   (2,705)      261
---------------------------------------------------------------------------------------------------
Assets as of December 31, 1999                         $ 554,910         2,878   (16,938)  540,850
---------------------------------------------------------------------------------------------------


Year-ended December 31, 1998
---------------------------------------------------------------------------------------------------
Interest income                                        $  39,206             -     1,398    40,604
Interest expense                                          19,448             -       513    19,961
---------------------------------------------------------------------------------------------------
Net interest income before provision for loan losses      19,758             -       885    20,643
Provision for loan losses                                    288             -       425       713
---------------------------------------------------------------------------------------------------
Net interest income after provision for  loan losses      19,470             -       460    19,930
Other operating income                                     5,351             -       185     5,536
Other operating expenses                                  15,282             -     3,883    19,165
---------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        9,539             -    (3,238)    6,301
Income tax expense (benefit)                               3,325             -    (1,183)    2,142
---------------------------------------------------------------------------------------------------
Net earnings (loss) from continuing operations         $   6,214             -    (2,055)    4,159
---------------------------------------------------------------------------------------------------
Discontinued operations                                $       -           576         -       576
---------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $   6,214           576    (2,055)    4,735
---------------------------------------------------------------------------------------------------
Assets as of December 31, 1998                         $ 581,431         5,686   (28,835)  558,282
---------------------------------------------------------------------------------------------------

 (17) CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) - The following is a summary of condensed financial information for the Parent Company only:

                                                                          (Dollars in thousands)

                                                                              December  31,
                                                                       --------------------------
CONDENSED BALANCE SHEETS                                                 2000               1999
-------------------------------------------------------------------------------------------------
Assets:
     Investments in subsidiaries                                       $43,893            40,421
     Cash and cash equivalents                                           3,156             1,400
     Other assets                                                        2,671             2,054
-------------------------------------------------------------------------------------------------
Total assets                                                            49,720            43,875
=================================================================================================
Liabilities and stockholders' equity:
     Liabilities                                                         6,351             6,467
     Stockholders' equity                                               43,369            37,408
-------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                             $49,720            43,875
=================================================================================================


                                                                         Years ended December 31
                                                                       --------------------------
CONDENSED STATEMENTS OF EARNINGS                                          2000     1999     1998
-------------------------------------------------------------------------------------------------
Income - primarily subsidiary dividends                                $ 6,999    6,590    6,334
-------------------------------------------------------------------------------------------------
Expenses:
     Interest                                                              466      589      944
     Other                                                               4,815    4,878    4,365
-------------------------------------------------------------------------------------------------
Total expense                                                            5,281    5,467    5,309
-------------------------------------------------------------------------------------------------
Earnings (loss) before income tax benefit and equity in undistributed
     earnings of subsidiaries                                            1,718    1,123    1,025
Income tax benefit                                                      (1,312)  (1,235)  (1,135)
-------------------------------------------------------------------------------------------------
Earnings before equity in undistributed earnings of subsidiaries         3,030    2,358    2,160
Equity in undistributed earnings of subsidiaries                           753   (2,097)   2,575
-------------------------------------------------------------------------------------------------
Net earnings                                                           $ 3,783      261    4,735
=================================================================================================
Net earnings applicable to common stock                                $ 3,783      261    4,712
=================================================================================================

                                                                                (Dollars in thousands)

                                                                                Years ended December 31
                                                                              --------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                              2000     1999     1998
--------------------------------------------------------------------------------------------------------
Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                             $ 3,783      261    4,735
     Adjustments to reconcile net earnings to net cash provided by operating activities:
          Equity in undistributed earnings of subsidiaries                       (753)   2,097   (2,575)
          Depreciation and amortization                                           293      450      495
       Increase (decrease) in:
          Income taxes payable                                                   (125)    (109)    (248)
          Other liabilities                                                       400     (243)     325
       Decrease (increase) in other assets                                       (309)     135      (21)
--------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                $ 3,289    2,591    2,711
--------------------------------------------------------------------------------------------------------
     Cash flow from investing activities:
       Capital contribution to subsidiary                                           -     (150)       -
       Loans to subsidiary                                                       (867)    (200)       -
       Repayment of loans from subsidairy                                         305        -        -
       Other                                                                       41    5,156   (1,695)
--------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                         (521)   4,806   (1,695)
--------------------------------------------------------------------------------------------------------
     Cash flows from financing activities:
       Net proceeds from of other borrowings                                        -   (3,825)     575
       Redemption of preferred stock                                                -        -     (300)
       Issuance of common stock                                                   300      400      479
       Repayment of or other borrowings                                          (525)  (2,250)    (950)
       Dividends paid                                                            (787)    (609)    (533)
--------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                     (1,012)  (6,284)    (729)
--------------------------------------------------------------------------------------------------------
     Increase  in cash and cash equivalents                                     1,756    1,113      287
     Cash and cash equivalents at beginning of year                             1,400      287        -
--------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of year                                 $ 3,156    1,400      287
========================================================================================================
     Supplemented disclosure:
       Interest received                                                      $   104      132      393
       Interest paid                                                             (406)    (589)    (944)
       Income taxes received from subsidiaries                                  2,587    2,302    3,336
       Income taxes paid by Parent Company                                     (1,400)  (1,002)  (2,695)
--------------------------------------------------------------------------------------------------------

(18) DISCONTINUED OPERATIONS - In January 2000, the Company formally adopted a plan to liquidate the mortgage banking segment, which is comprised entirely of the operations of CMI. The mortgage banking segment does not include the Subsidiary Bank's mortgage lending activities, which are a component of continuing operations. As a result of the decision to discontinue the mortgage banking segment, all related operating activity was reclassified and reported as discontinued operations for financial reporting purposes.

     The closure of CMI is accounted for as a discontinued operation, in accordance with APB 30, because, among other criteria, it represented both a separate major line of business and a class of customer. CMI represented a distinct segment and served a customer base from a market distinct from that of the Subsidiary Bank. CMI was legally, financially, operationally, and physically separate from the Subsidiary Bank, and had a separate Board of Directors, management team, and compensation structure.

     The mortgage lending activities of the Subsidiary Bank represent an integral, inseparable component of the banking segment. CMI provided mortgage brokerage services to the Subsidiary Bank that are now provided by independent third parties. The banking segment will continue to originate and sell mortgage loans into the secondary market and hold mortgage loans for sale on its balance sheet. The mortgage loan origination income presented on the Company's

Consolidated Statements of Earnings represents the income derived from the mortgage lending activities of the banking segment. The mortgage loan origination income produced by CMI is presented as a component of discontinued operations in the Consolidated Statements of Earnings. The mortgage loans held for sale presented on the Company's Consolidated Balance Sheets represent mortgages currently held for sale by the Subsidiary Bank. These balances relate to both mortgages originated in the banking segment.

     The Company's Annual Report on Form 10-K for the year ended December 31, 1999 reported that the Company uncovered fraud and other irregularities in CMI's underwriting and documentation of certain mortgage loans originated and sold by CMI. A more detailed description of the fraud and other irregularities is included in that Form 10-K. These mortgage loans were sold to investors in the secondary mortgage market with recourse back to CMI, meaning that CMI may be obligated to repurchase these loans from investors under certain circumstances, which could include the fraud and other irregularities uncovered by the Company. Through December 31, 2000, the Company repurchased and re-sold or indemnified investors for 34 loans.

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

     The loss from discontinued operations of $837,000 in 2000 included losses from operating activities of CMI and the loss on disposal of the mortgage-banking segment. Included in this charge are accruals for operating losses during the phase-out period, accruals for salary and severance payments, write-downs of the value of fixed assets, accruals for lease liabilities, and other items.

     The loss from discontinued operations of $3,786,000 in 1999 represents a loss from operating activities, which includes a pre-tax charge of $2,300,000 to establish a reserve liability for possible losses on loans previously sold, and a pre-tax charge of $1,341,000 to write-off the remaining carrying value of intangible assets related to the mortgage banking segment. The remaining reserve liability was $1,880,000 at December 31, 2000, and is included in other liabilities in the Consolidated Balance Sheet as of December 31, 2000.

     The consolidated financial statements of the Company have been presented to reflect the closing of CMI as a discontinued operation. Accordingly, the revenues and expenses, assets and liabilities, and cash flows of the mortgage banking segment have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Earnings, and Consolidated Statements of Cash Flows, and have been reported as "Discontinued Operations," and "Assets of discontinued operations." The assets include cash and other assets. The liabilities generated by the discontinued operation are reflected in other liabilities in the Consolidated Balance Sheets.

(19) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - A summary of consolidated operating results on a quarterly basis is as follows:

                                                         2000                                  1999
                                          -----------------------------------  -------------------------------------
                                          First     Second   Third    Fourth   First    Second    Third     Fourth
                                          Quarter   Quarter  Quarter  Quarter  Quarter  Quarter   Quarter   Quarter

--------------------------------------------------------------------------------------------------------------------
Interest Income                          $  9,778     9,993   10,085   10,419    9,803    9,266     9,446     9,735
Interest Expense                            4,852     5,015    5,185    5,468    4,750    4,557     4,649     4,853
                                         ---------------------------------------------------------------------------
Net interest income before provision
  for loan losses                           4,926     4,978    4,900    4,951    5,053    4,709     4,797     4,882
Provision for loan losses                     105       105      105      105      159      337        64       135
Net interest income after provision
                                         ---------------------------------------------------------------------------
  for loan losses                           4,821     4,873    4,795    4,846    4,894    4,372     4,733     4,747
Other operating income                      1,153     1,167    1,297    1,237    1,424    1,264     1,314     1,231
Investment securities gains                     -         -        -        -      245        4         1         -
Other operating expenses                    4,239     4,352    4,492    4,414    5,332    4,584     4,471     3,986
                                         ---------------------------------------------------------------------------
Earnings before income taxes                1,735     1,688    1,600    1,669    1,231    1,056     1,577     1,992
Income tax expense                            548       552      481      491      376      280       474       679
                                         ---------------------------------------------------------------------------
Net earnings from continuing
  operations                                1,187     1,136    1,119    1,178      855      776     1,103     1,313
Discounted operations                        (837)        -        -        -       58     (105)     (323)   (3,416)
                                         ---------------------------------------------------------------------------
Net earnings                             $    350     1,136    1,119    1,178      913      671       780    (2,103)

Per common share
Basic
Net earnings from continuing
   operations                            $   0.27      0.26     0.25     0.27     0.20     0.17      0.26      0.30
Discontinued operations                     (0.19)     0.00     0.00     0.00     0.01    (0.02)    (0.08)    (0.78)
Net earnings                                 0.08      0.26     0.25     0.27     0.21     0.15      0.18     (0.48)

Diluted
Net earnings from continuing operations      0.27      0.26     0.25     0.26     0.20     0.17      0.26      0.29
Discontinued operations                     (0.19)     0.00     0.00     0.00     0.01    (0.02)    (0.08)    (0.77)
Net earnings                                 0.08      0.26     0.25     0.26     0.21     0.15      0.18     (0.48)

INDEPENDENT  AUDITORS'  REPORT




Board  of  Directors
Castle BancGroup, Inc.:


We have audited the accompanying consolidated balance sheets of Castle BancGroup, Inc. and subsidiaries (Company) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



/s/  KPMG  LLP



January  25,  2001
Chicago,  Illinois

Item  9.  Changes  in  and  Disagreements  With  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure
---------------------

     The Board of Directors has selected Crowe, Chizek & Company LLP, independent certified public accountants, to serve as the independent auditors of the Corporation and its subsidiaries for the fiscal year ending December 31, 2001. The Corporation engaged Crowe, Chizek and Company LLP as its independent auditors on February 1, 2001. During the two years ended December 31, 2000, and the subsequent interim period from January 1, 2001 through engagement of Crowe, Chizek and Company LLP as the Corporation's independent auditors, neither the Corporation nor anyone on its behalf had consulted Crowe, Chizek and Company LLP with respect to any accounting or auditing issue involving the Corporation.

     On February 1, 2001, the Corporation gave notification of dismissal of the firm of KPMG LLP as independent auditors of the Corporation, effective with completion of the audit of the Corporation's financial statements for the fiscal year ended December 31, 2000, and the issuance of their report thereon. The change in independent certified accountants was approved by the Audit Committee and by the Board of Directors. KPMG LLP served as the Corporation's independent auditor since its inception in 1984.

     KPMG LLP performed audits of the financial statements of the Corporation for the two years ended December 31, 2000. Their reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. With respect to the foregoing, (1) there have been no disagreements between the Corporation and KPMG LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter of such disagreements in connection with its reports; and (2) KPMG LLP did not advise the Corporation of any of the other matters described in
Item 304(a) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934.

                                    PART III


Item  10.  Directors  and  Executive  Officers  of  the  Registrant
-------------------------------------------------------------------

     Information regarding directors and executive officers of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001 (Proxy Statement) under the caption "Proposal No. 1 - Election of Directors" which information is incorporated herein by reference.

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

                                     PART IV


Item  14.  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
--------------------------------------------------------------------------------

     (a)  Financial  Statements:
          ----------------------

          The following financial statements are submitted herewith in response to Part II Item 8:

          Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999.

          Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

     (b)  Reports  on  Form  8-K
          ----------------------

          The registrant has not filed any reports on Form 8-K for the quarter ended December 31, 2000.

     (c)  Exhibits:
          --------

          3.1 Certificate of Incorporation of registrant as amended is incorporated herein by reference to Exhibit 3.1 of the registrant's Form 10-K for the fiscal year ended December 31, 1999.

          3.2 By-laws of the registrant as amended are incorporated herein by reference to Exhibit 3.2 of the registrant's Form 10-K for the fiscal year ended December 31, 1997.

          10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated herein by reference to Exhibit 4.1 of the registrant's Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

          10.3 Employment agreement by and between Dewey R. Yaeger and Castle BancGroup, Inc., dated as of January 1, 1999 is incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-K for the fiscal year ended December 31, 1999.

          21.1 Subsidiaries  of  Registrant.

          23.1 Consent  of  KPMG  LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLE  BANCGROUP,  INC.
(registrant)


   /s/  John  W.  Castle
-----------------------------------
BY:  John  W.  Castle
     Chairman of the Board and Director

Date:     March 12, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/  John W. Castle                       /s/  Dewey R. Yaeger
-------------------------------------------  ----------------------------------
By:    John W. Castle                        By:    Dewey R. Yaeger
       Chairman of the Board, and Director          President, Chief  Executive
                                                    Officer, and  Director
Date:  March 12, 2001                        Date:  March 12, 2001


     /s/  Micah R. Bartlett                     /s/  Bruce P. Bickner
-------------------------------------------  ----------------------------------
By:    Micah R. Bartlett                     By:    Bruce P. Bickner
       Senior Vice President and Controller         Director
       (Principal Financial Officer and      Date:  March 12, 2001
       Principal Accounting Officer)
Date:  March 12, 2001


     /s/  Peter H. Henning                       /s/  Robert T. Boey
-------------------------------------------  ----------------------------------
By:    Peter H. Henning                      By:    Robert T. Boey
       Director                                     Director
Date:  March 12, 2001                        Date:  March 12, 2001


    /s/  Kathleen L. Halloran                    /s/  Donald E. Kieso
-------------------------------------------  ----------------------------------
By:    Kathleen L. Halloran                  By:    Donald E. Kieso
       Director                                     Director
Date:  March 12, 2001                        Date:  March 12, 2001


    /s/  Richard C. McGinity
-------------------------------------------
By:    Richard C. McGinity
       Director
Date:  March 12, 2001

                                  EXHIBIT INDEX


Exhibit No.     Description
----------      -----------

   3.1 Certificate of Incorporation of registrant as amended is incorporated herein by reference to Exhibit 3.1 of the registrant's Form 10-K for the fiscal year ended December 31, 1999.

   3.2 By-laws of the registrant as amended are incorporated herein by reference to Exhibit 3.2 of the registrant's Form 10-K for the fiscal year ended December 31, 1997.

  10.1 Castle BancGroup, Inc. Stock Benefit Plan is incorporated here by reference to Exhibit 4.1 of the registrant's Form S-8, Registration Statement, filed on December 22, 1994, Registration No. 33-87658.

  10.3 Employment agreement by and between Dewey R. Yaeger and Castle BancGroup, Inc., dated as of January 1, 1999 is incorporated herein by reference to Exhibit 10.3 of the registrant's Form 10-K for the fiscal year ended December 31, 1999.

  21.1    Subsidiaries  of  Registrant.

  23.1    Consent  of  KPMG  LLP.