Form 10-Q
period 2001-03-31
CASTLE BANCGROUP INC
filed 2001-05-14
CIK 723043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

               ---------------------------------------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The registrant had 4,411,676 shares of common stock outstanding as of April 30, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEETS  (dollars  in  thousands,  except  share  data)
(UNAUDITED)
============================================================================================================
                   ASSETS                                                          March 31,   December 31,
                                                                                      2001         2000
------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                            $   17,512        18,938
Federal funds sold                                                                     14,250         8,250
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                              31,762        27,188
Securities available for sale (note 3)                                                111,474       121,948
Mortgage loans held for sale, lower of cost or market                                   7,964         3,020
Loans (note 4)                                                                        389,161       384,862
  Less:
    Allowance for loan losses (note 4)                                                  4,483         4,495
    Unearned income and deferred loan fees                                                260           281
------------------------------------------------------------------------------------------------------------
Net loans                                                                             384,418       380,086
Premises and equipment                                                                 11,393        11,317
Goodwill, net of amortization                                                           1,828         1,904
Assets of discontinued operations (note 8)                                                 91            90
Other assets                                                                            6,175         6,707
------------------------------------------------------------------------------------------------------------
                                                                                   $  555,105       552,260
============================================================================================================
       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits
    Noninterest-bearing                                                            $   60,277        64,108
    Interest-bearing                                                                  425,841       423,665
------------------------------------------------------------------------------------------------------------
Total deposits                                                                        486,118       487,773
  Other borrowings                                                                     20,479        17,041
  Other liabilities                                                                     3,084         4,077
------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     509,681       508,891
Stockholders' equity:
  Common stock, $0.33 1/3 par value; 25,000,000 shares authorized, 4,411,390 and
    4,396,668 shares issued and outstanding in 2001 and 2000, respectively              1,470         1,466
  Additional paid-in capital                                                            7,256         7,121
  Accumulated other comprehensive earnings (loss)                                         326          (364)
  Retained earnings                                                                    36,372        35,146
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             45,424        43,369
------------------------------------------------------------------------------------------------------------
                                                                                   $  555,105       552,260
============================================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  EARNINGS (dollars in thousands, except share data)
(UNAUDITED)
=============================================================================================
                                                                  Three  Months  Ended
                                                             March 31, 2001   March 31, 2000
---------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                 $         8,205           7,677
  Interest and dividends on securities available for sale:
    Taxable                                                            1,539           1,746
    Nontaxable                                                           179             228
  Interest on federal funds sold                                          68               1
  Interest on mortgage loans held for sale                               105             126
---------------------------------------------------------------------------------------------
Total interest income                                                 10,096           9,778
---------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                 4,778           4,401
  Interest on other borrowings                                           282             451
---------------------------------------------------------------------------------------------
Total interest expense                                                 5,060           4,852
---------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                   5,036           4,926
Provision for loan losses                                                255             105
---------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    4,781           4,821
---------------------------------------------------------------------------------------------
Other operating income:
  Trust fees                                                             242             186
  Deposit service charges                                                 96             106
  Other service charges                                                  562             487
  Securities gains, net                                                   10               -
  Mortgage loan origination income                                       562             115
  Other income                                                           120             259
---------------------------------------------------------------------------------------------
Total other operating income                                           1,592           1,153
---------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                       2,653           2,608
  Net occupancy expense of premises                                      334             298
  Furniture and fixtures                                                 385             341
  Office supplies                                                         90              50
  Outside services                                                       215             119
  Advertising expense                                                    102              63
  FDIC insurance assessment                                               23              24
  Postage and courier                                                     75              91
  Telephone expense                                                       81              75
  Amortization expense - goodwill                                         76              76
  Other expenses                                                         502             494
---------------------------------------------------------------------------------------------
Total other operating expenses                                         4,536           4,239
---------------------------------------------------------------------------------------------
Earnings before income taxes                                           1,837           1,735
Income tax expense                                                       611             548
---------------------------------------------------------------------------------------------
Net earnings from continuing operations                                1,226           1,187
---------------------------------------------------------------------------------------------
Discontinued operations (note 8)                                           -            (837)
---------------------------------------------------------------------------------------------
Net earnings                                                 $         1,226             350
---------------------------------------------------------------------------------------------
Comprehensive earnings                                       $         1,916              17
---------------------------------------------------------------------------------------------
Basic earnings per common share from:
  Continuing operations                                      $          0.28            0.27
  Discontinued operations                                                  -           (0.19)
  Net earnings                                                          0.28            0.08
Diluted earnings per common share from:
  Continuing operations                                      $          0.28            0.27
  Discontinued operations                                                  -           (0.19)
  Net earnings                                                          0.28            0.08
=============================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands, except share data)
(UNAUDITED)
===========================================================================================================
                                                                                       ACCUMULATED
                                                                                          OTHER
                                                                 ADDITIONAL           COMPREHENSIVE
                                                     COMMON        PAID-IN     RETAINED  EARNINGS
                                                     STOCK         CAPITAL     EARNINGS   (LOSS)     TOTAL
-----------------------------------------------------------------------------------------------------------
Balance as of January 1, 2000                     $      1,457          6,830    32,285    (3,164)  37,408

Comprehensive earnings
  Net earnings                                               -              -       350         -      350
  Unrealized loss on securities available for
     sale                                                    -              -         -      (545)    (545)
  Income tax effect                                          -              -         -       212      212
                                                                                                    -------
  Total comprehensive earnings                               -              -         -         -       17
Issuance of 5,345 shares of common stock                     1             69         -         -       70
                                                  ---------------------------------------------------------
Balance as of March 31, 2000                      $      1,458          6,899    32,635    (3,497)  37,495
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
Balance as of January 1, 2001                     $      1,466          7,121    35,146      (364)  43,369
Comprehensive earnings:
  Net earnings                                               -              -     1,226         -    1,226
  Unrealized gain on securities available for
    sale                                                     -              -         -     1,134    1,134
   Reclassification adjustment for gains
     included in net earnings                                -              -         -       (10)     (10)
  Income tax effect                                          -              -         -      (434)    (434)
                                                                                                    -------
  Total comprehensive earnings                               -              -         -         -    1,916
Issuance of 14,722 shares of common stock                    4            135         -         -      139
                                                  ---------------------------------------------------------
Balance as of March 31, 2001                      $      1,470          7,256    36,372       326   45,424
===========================================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (dollars  in  thousands)
(UNAUDITED)
=================================================================================================
                                                                       Three  Months  Ended
                                                                 March 31, 2001   March 31, 2000
-------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities:
  Interest received                                             $        10,804           10,044
  Fees received                                                           1,295            2,762
  Net (increase) decrease in mortgage loans held for sale                (4,944)           9,530
  Interest paid                                                          (5,321)          (4,704)
  Cash paid to suppliers and employees                                   (5,140)          (5,778)
  Income taxes paid                                                           -             (234)
-------------------------------------------------------------------------------------------------
Net cash (used in) provided by continuing operating activities           (3,306)          11,620
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from:
    Maturities and calls of securities available for sale                11,071            3,068
    Sales of securities available for sale                                5,648               20
  Purchases of securities available for sale                             (4,957)          (1,013)
  Net increase in loans                                                  (4,573)          (3,767)
  Premises and equipment expenditures                                      (328)            (343)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       6,861           (2,035)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (decrease) increase in demand deposits,
    NOW accounts, and savings accounts                                     (929)           3,060
  Net (decrease) increase in certificates of deposit                       (725)             673
  Dividends paid on common stock                                           (528)            (393)
  Net change in other borrowings                                          3,062          (17,294)
  Proceeds from issuance of common stock                                    139               70
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       1,019          (13,884)
-------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                   4,574           (4,299)
Cash and cash equivalents at beginning of year                           27,188           17,501
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                  $        31,762           13,202
=================================================================================================
Reconciliation of net earnings to net cash provided by
  continuing operating activities:
    Net earnings                                                $         1,226              350
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Discontinued operations                                               -              837
        Depreciation and amortization                                       334              393
        Provision for loan losses                                           255              105
        Gains on sale of securities                                         (10)               -
    (Decrease) increase in:
        Income taxes payable                                                611              314
        Interest payable                                                   (261)             147
        Unearned income                                                     (21)               5
        Other liabilities                                                  (937)            (394)
    Decrease (increase) in:
        Interest receivable                                                 821              312
        Other assets                                                       (288)              69
    (Increase) decrease in mortgage loans held for sale                  (4,944)           9,530
    Discount accretion recorded as income                                  (131)             (97)
    Premium amortization charged against income                              39               49
-------------------------------------------------------------------------------------------------
Net cash (used in) provided by continuing operating activities  $        (3,306)          11,620
=================================================================================================

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The unaudited consolidated financial statements of Castle BancGroup, Inc. (the "Company") and subsidiaries are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. These consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

(2)  EARNINGS  PER  SHARE

     Basic earnings per share (EPS) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding, increased by the assumed exercise of the Company's stock options. All information relating to per common share data reflects the May 1999 2-for-1 stock split in the form of a 100% stock dividend.

     The components of basic and diluted EPS for the three month period ended March 31, 2001 and 2000 were as follows: (dollars in thousands, except share data)

                                                           THREE MONTHS ENDED
                                                               MARCH  30,
                                                             2001      2000
                                                         ---------------------
Basic EPS
  Net earnings                                           $    1,226        350
                                                         ==========  =========

  Average common shares                                   4,404,991  4,372,675
                                                         ==========  =========

  Basic EPS                                              $     0.28       0.08
                                                         ==========  =========

Diluted EPS
  Net earnings                                           $    1,226        350
                                                         ==========  =========

  Average common shares                                   4,404,991  4,372,675

  Assumed exercise of stock options                          35,839     48,618
                                                         ----------  ---------

  Average common shares after assumed options exercises   4,440,830  4,421,293
                                                         ==========  =========

Diluted EPS                                              $     0.28       0.08
                                                         ==========  =========

================================================================================

(3)  SECURITIES

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

     A comparison of amortized cost and fair value of securities available for sale at March 31, 2001 and December 31, 2000 follows (dollars in thousands):

=================================================================================================================
                                                                         March  31,  2001
                                       --------------------------------------------------------------------------
                                                                      Gross              Gross
                                           Amortized cost        unrealized gains  unrealized losses   Fair value
-----------------------------------------------------------------------------------------------------------------
  U.S. Treasury and agency
    obligations                       $                  57,276               564               (224)      57,616
  Obligations of state and political
    subdivisions                                         15,535                98                (42)      15,591
  Mortgage-backed securities                             33,818               166               (159)      33,825
-----------------------------------------------------------------------------------------------------------------
  Total debt securities                                 106,629               828               (425)     107,032
-----------------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank stock                            2,052                 -                  -        2,052
  Other equity securities                                 2,295                95                  -        2,390
-----------------------------------------------------------------------------------------------------------------
  Total securities                    $                 110,976               923               (425)     111,474
=================================================================================================================

=================================================================================================================
                                                                         December  31,  2000
                                       --------------------------------------------------------------------------
                                                                       Gross             Gross
                                           Amortized cost        unrealized gains  unrealized losses   Fair value
-----------------------------------------------------------------------------------------------------------------
  U.S. Treasury and agency
    obligations                       $                  63,094               197               (479)      62,812
  Obligations of state and political
    subdivisions                                         18,592                46               (138)      18,500
  Mortgage-backed securities                             36,520                69               (416)      36,173
-----------------------------------------------------------------------------------------------------------------
  Total debt securities                                 118,206               312             (1,033)     117,485
-----------------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank stock                            2,052                 -                  -        2,052
  Other equity securities                                 2,316                95                  -        2,411
-----------------------------------------------------------------------------------------------------------------
  Total securities                    $                 122,574               407             (1,033)     121,948
=================================================================================================================

     The amortized cost and fair value of securities available for sale at March 31, 2001 by contractual maturity are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                March  31, 2001
                                          ---------------------------
                                          Amortized cost   Fair value
---------------------------------------------------------------------
  Due in one year or less                 $         5,254       5,289
  Due after one year through five years            43,379      43,836
  Due after five years through ten years           11,087      11,183
  Due after ten years                              13,091      12,899
---------------------------------------------------------------------
                                                   72,811      73,207
  Mortgage-backed securities                       33,818      33,825
---------------------------------------------------------------------
  Total debt securities                           106,629     107,032
---------------------------------------------------------------------
  Federal Home Loan Bank stock                      2,052       2,052
  Other equity securities                           2,295       2,390
---------------------------------------------------------------------
  Total securities                        $       110,976     111,474
=====================================================================

     There were realized gains of $58,000 and realized losses of $48,000 from security activity during the three months ended March 31, 2001. There were no realized gains or losses from security activity during the three months ended March 31, 2000.

     Securities carried at approximately $78,229,000 and $86,912,000 at March 31, 2001 and December 31, 2000, respectively, were pledged to secure deposits and for other purposes as permitted or required by law.

(4)  LOANS

     The composition of the loan portfolio at the dates shown is as follows (dollars in thousands):

=================================================================
                               March 31, 2001   December 31, 2000
-----------------------------------------------------------------
  Commercial and agricultural  $       110,527            107,928
  Real estate mortgage                 258,311            257,111
  Consumer                              20,019             19,468
  Lease financing receivables              304                355
-----------------------------------------------------------------
  Total loans, gross           $       389,161            384,862
=================================================================

     The following is a summary of activity in the allowance for loan losses (dollars in thousands):

=====================================================================================
                                              Three months ended   Three months ended
                                                March 31, 2001       March 31, 2000
-------------------------------------------------------------------------------------
  Balance, beginning of period                $             4,495               4,636
  Provision charged to expense                                255                 105
  Recoveries on loans previously charged off                   13                  22
-------------------------------------------------------------------------------------
                                                            4,763               4,763
  Less loans charged off                                      280                  84
-------------------------------------------------------------------------------------
  Balance, end of period                      $             4,483               4,679
=====================================================================================

(5)  OPERATING  SEGMENTS

     The Company's operations involve only banking activities. Through the Company's banking network of 11 retail banking facilities in Northern Illinois, the Company provides traditional community banking services such as accepting deposits and making loans. The Company's three subsidiary banks were consolidated into one charter, Castle Bank N.A., as of June 24, 2000. In prior years, the Company's operations also included a mortgage-banking segment. The mortgage-banking segment was entirely related to the Company's subsidiary, CasBanc Mortgage, Inc. (CMI), which was discontinued in January 2000 and included the origination and brokerage of primarily residential mortgage loans for sale to various investors. The results for the mortgage-banking segment are reported on the Consolidated Statements of Earnings under discontinued operations. The Company's consumer finance subsidiary, Castle Finance Company (CFC), ceased all new lending activities effective with the sale of a substantial portion of the loan portfolio in the first quarter of 1999.

(6)  COMPREHENSIVE  EARNINGS

     The Company's comprehensive earnings for the three month periods ended March 31, 2001 and 2000, is as follows (dollars in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH  31,
                                                         2001     2000
                                                        ---------------
  Net earnings                                          $1,226   $ 350
  Other comprehensive earnings
    Unrealized gain (loss) on securities                 1,134    (545)
    Reclassification adjustment for net gains included
      in net earnings                                      (10)      -
    Income tax effect                                     (434)    212
                                                        -------  ------
  Total comprehensive earnings                          $1,916   $  17
                                                        -------  ------

(7)  COMMITMENTS  AND  CONTINGENT  LIABILITIES

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

(8)  DISCONTINUED  OPERATIONS

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

                              RESULTS OF OPERATIONS
                              ---------------------

The Company's net earnings were $1,226,000 for the three months ended March 31, 2001, up from $350,000 for the three months ended March 31, 2000. This represents an increase of $876,000. The increase in net earnings for the quarter is primarily attributable to the impact of discontinued operations in 2000, which posted a loss of $837,000 for the quarter ended March 31, 2000. The discontinued operations relate to the Company's mortgage-banking segment.

In the fourth quarter of 1999, the Company uncovered fraud and other irregularities in CMI's underwriting and documentation of certain mortgage loans originated and sold by CMI, which may have ultimately resulted in the purchasers of these loans putting them back to CMI under the recourse provisions of the loan sale agreements and result in losses on such loans if and when they are put back to CMI. A more detail description of the fraud is described in the Company's Annual Report of Form 10-K for the year ended December 31, 1999. As of December 31, 1999, the Company established a reserve liability of $2.3 million to cover such losses. Through March 31, 2001, the Company has repurchased and re-sold or indemnified investors for 50 loans. The remaining reserve liability as of March 31, 2001 was $1.6 million.

During its ongoing investigation into the fraud and other irregularities at CMI, the Company decided to discontinue the mortgage-banking segment. All offices of CMI, which had not been previously closed, were closed in January 2000.

The Company's net earnings from continuing operations for the first quarter of 2001 totaled $1,226,000, a 3.3% increase from 2000 first quarter net earnings from continuing operations of $1,187,000. This increase is primarily due to a $447,000 increase in mortgage loan origination income, partially offset by an increase of $150,000 in the provision for loan losses.

Basic earnings per share from continuing operations increased to $0.28 for the three months ended March 31, 2001 as compared to $0.27 for the three months ended March 31, 2000. After subtracting the loss from discontinued operations, basic earnings per share for the three months ended March 31, 2000 were $0.08.

                               NET INTEREST INCOME
                               -------------------

Net interest income before provision for loan losses, the Company's primary source of earnings, was $5,036,000 for the three months ended March 31, 2001, a $110,000, or 2.2% increase over the same period in 2000.

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

On a tax equivalent basis, net interest income increased to $5,248,000 in the first quarter of 2001 from $5,174,000 in the first quarter of 2000. The tax equivalent net margin decreased for the first three months of 2001 to 4.09% as compared to 4.19% for the same period in 2000. The decrease can primarily be attributed to an increase in the average rate on interest-bearing deposits due to higher rates in 2000.

The ratio of average earning assets to average total assets was 94.6% for the first three months of 2001 as compared to 94.4% for the same time period in 2000.

                        ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
                                           (IN THOUSANDS)

                                                                        Interest
                                                   Average Balance    Earned or Paid    Average Rate
                                                 -------------------  ---------------  -------------
                                                             Three Months Ended March 31,
                                                   2001       2000     2001     2000    2001   2000
                                                 ---------  --------  -------  -------  -----  -----

  INTEREST EARNING ASSETS:
Taxable securities available for sale            $ 99,020   103,386    1,539    1,746   6.22%  6.76%
Tax-exempt securities available for sale1          15,583    18,715      292      372   7.50%  7.95%
                                                 ---------  --------  -------  -------  -----  -----
Total securities                                  114,603   122,101    1,831    2,118   6.39%  6.94%
                                                 ---------  --------  -------  -------  -----  -----

Federal funds sold                                  4,973         -       68        1   5.47%     -
Mortgage loans held for sale2                       6,009     5,955      105      126   6.99%  8.46%
Net loans1,3                                      387,973   366,394    8,304    7,781   8.56%  8.49%
                                                 ---------  --------  -------  -------  -----  -----
Total earning assets (FTE)                       $513,558   494,450   10,308   10,026   8.03%  8.11%
                                                 =========  ========  =======  =======  =====  =====

  INTEREST BEARING LIABILITIES:
Interest-bearing deposits                        $417,935   407,318    4,778    4,401   4.57%  4.32%
Other borrowings                                   19,697    28,190      282      451   5.73%  6.40%
                                                 ---------  --------  -------  -------  -----  -----
Total interest-bearing liabilities               $437,632   435,508    5,060    4,852   4.62%  4.46%
                                                 =========  ========  =======  =======  =====  =====

Interest rate spread (FTE)                                                              3.40%  3.65%

Net interest margin / Net interest income (FTE)                        5,248    5,174   4.09%  4.19%
                                                                      =======  =======  =====  =====

1 The interest on tax-exempt securities and tax-exempt loans is calculated on a tax equivalent basis assuming a blended federal and state tax rate of 38.74%.
2 The yield-related fees recognized from the origination of mortgage loans held for sale are in addition to the interest earned on the loans during the period in which they are warehoused for sale as shown above.
3 The balances of nonaccrual loans are included in average loans outstanding. Interest on loans includes yield-related loan fees.


                            PROVISION FOR LOAN LOSSES
                            -------------------------

The Company establishes a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration, and loan growth. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as at companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total outstanding loans was 1.15% at March 31, 2001 as compared to 1.17% at December 31, 2000.

The provision for loan losses recorded during the first three months of 2001 was $255,000 as compared to $105,000 during the same period in 2000. The increase is due to charge-offs recorded in the first quarter of 2001, as well as other credit quality factors identified in the Company's analysis of the allowance for loan losses. The balance in the allowance for loan loss is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. Each loan officer grades their individual commercial credits and the Company's internal loan review function validates the officers' grades. The grading system is in compliance with regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at March 31, 2001, there can be no assurance that such losses will not exceed estimated amounts. The allowance for loan loss balance reflects the underlying credit risk in the loan and lease portfolio. The Company continues to experience strong loan demand. Should strong loan growth continue in the future, the quarterly assessment of adequacy of the allowance might indicate the need for a further increase in the provision for loan losses.

Management continues to closely monitor asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing interest, loans in non-accrual status, restructured loans, and other real estate owned, represented 0.39% of total assets as of March 31, 2001, which has decreased from 0.46% at December 31, 2000. The following table summarizes the components of non-performing assets at March 31, 2001 and at December 31, 2000:

                                             MARCH 31, 2001   DECEMBER 31, 2000
                                             ---------------  ------------------
                                                   (dollars in thousands)
  Non-accrual loans                          $         1,328  $            2,374
  Loans past due 90+ days & still accruing                92                  90
  Restructured loans                                     461                  99
  Other real estate owned                                285                   -
                                             ---------------  ------------------
  TOTAL NON-PERFORMING ASSETS                $         2,166  $            2,563
                                             ===============  ==================

Year-to-date net charge-offs at March 31, 2001 were $267,000 as compared to $62,000 at March 31, 2000. Management continues to closely monitor all past dues and improve credit administration and collection efforts.

                             OTHER OPERATING INCOME
                             ----------------------

Total other operating income is comprised of mortgage loan origination income from the subsidiary bank, trust services, deposit service charges, other customer service charges, and other miscellaneous income. Excluding security gains and losses, other operating income was $1,582,000 for the three months ended March 31, 2001, an increase of 37.2% from $1,153,000 for the three months ended March 31, 2000. This change can be primarily attributed to an increase in mortgage loan origination income of $447,000. The increased mortgage loan activity at the subsidiary bank was a result of the favorably low interest rate environment in effect for fifteen and thirty year mortgages on one-to-four-family residential properties.

Securities net gains of $10,000 were recognized during the first three months of 2001 as compared to no gains or losses for the same time period in 2000. The decision to purchase or sell a security is based on a number of factors including, but not limited to, the potential for increased yield, improved liquidity, asset mix adjustment, improvement in the interest rate gap, and collateral (pledging) requirements of local municipalities.

                            OTHER OPERATING EXPENSES
                            ------------------------

Other operating expenses increased 7.0% to $4,536,000 for the three months ended March 31, 2001 as compared to $4,239,000 for the three months ended March 31, 2000. Salaries and employee benefits expense represents the largest component of other operating expenses. This category increased $45,000, or 1.7% from the three month period ended March 31, 2000 to March 31, 2001.

Occupancy and furniture and fixtures expenses were $719,000 for the three months ended March 31, 2001, an increase of $80,000, or 12.5%, from the same period in 2000. Outside services increased 80.7% to $215,000 during the three months ended March 31, 2001 as compared to $119,000 for the same period in 2000, mostly related to legal and audit expenses. Advertising expense increased 61.9% in the first three months of 2001 to $102,000 versus $63,000 for the first three months of 2000.

                               FINANCIAL CONDITION
                               -------------------

Total assets at March 31, 2001, increased $2,845,000 as compared to December 31, 2000. Increases in net loans of $4,332,000, federal funds sold of $6,000,000, and mortgage loans held for sale of $4,944,000 were offset by a decrease in securities available for sale of $10,474,000. Deposits decreased $1,655,000 while other borrowings increased $3,438,000. Average assets for the first three months of 2001 increased by $17,999,000 or approximately 3.4% as compared to the corresponding period in 2000. This increase was primarily attributed to a $21,682,000 increase in the average net loan portfolio offset by a decrease in average securities available for sale of $7,498,000. Average total deposits grew 3.8% over the corresponding period in 2000 to $474,348,000. Despite this growth in average deposits, the subsidiary bank continues to experience competition for deposits that continues to put pressure on the overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company, but also recognizes the need to use wholesale funding sources, such as Federal Loan Home Bank advances, to fund loan portfolio growth.

                                     CAPITAL
                                     -------

The Company is committed to maintaining a strong capital position at the subsidiary bank and on a consolidated basis. Management monitors, analyzes and forecasts capital positions to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of March 31, 2001 was 7.99%, an increase from 7.73% at December 31, 2000. The ratio exceeds the regulatory well-capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's March 31, 2001 total risk weighted capital ratio also increased to 11.88% from 11.56% at December 31, 2000. The Tier 1 capital ratio at March 31, 2001 increased to 10.77% from 10.44% at December 31, 2000. Both the total risk weighted and Tier 1 Capital ratios also continue to exceed regulatory well-capitalized levels.

Total stockholder's equity increased $2,055,000 from December 31, 2000 to March 31, 2001, primarily due to an increase in retained earnings of $1,226,000 and an increase in accumulated other comprehensive earnings of $690,000 due to the change in unrealized gains/losses on securities available for sale. In addition, the Company issued 14,722 shares of common stock through its Dividend Reinvestment and Stock Purchase Plan and its Stock Benefit Plan, which generated $139,000 of new stockholders' equity.

                                    LIQUIDITY
                                    ---------

The Company ensures the subsidiary bank maintains appropriate liquidity and provides access to secondary sources of liquidity in case of unusual or unanticipated demand for funds. Primary bank sources of liquidity are repayments of loans, high-quality marketable securities available for sale, Federal Home Loan Bank advances, and the bank's federal funds position that, together, are more than sufficient to satisfy liquidity needs arising in the normal course of business. The Company is a secondary source of liquidity for its subsidiary bank through its discretionary access to short-term funding provided by its line of credit, in case of unanticipated demand for funds. Should the subsidiary bank's loan portfolio grow faster than customer deposits, the Company may need to increase its use of alternative funding sources.

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first three months of 2001 as compared to the same period in 2000. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.

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

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There have been no material changes in the market risks faced by the Company since December 31, 2000. For information regarding the Company's market risk, refer to its Annual Report on Form 10-K for the year ended December 31, 2000.

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


ITEM  3--DEFAULTS  UPON  SENIOR  SECURITIES
Not  applicable.


ITEM  4--SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
Not  applicable.


ITEM  5--OTHER  INFORMATION
Not  applicable.


ITEM  6--EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits
          --------
          None

     (b)  Reports  on  Form  8-K
          ----------------------
          The Company filed a report on Form 8-K on February 7, 2001, an amended report on Form 8-K/A on February 9, 2001, and another amended report on Form 8-K/A on March 30, 2001, with respect to a change in the registrant's certifying accountant from KPMG LLP to Crowe, Chizek and Company LLP as of February 1, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Castle  BancGroup,  Inc.


  /s/  John  W.  Castle
------------------------
By:    John  W.  Castle
       Chairman of the Board and Director
Date:  April  14,  2001




  /s/  Dewey  R.  Yaeger
-------------------------
By:    Dewey  R.  Yaeger
       President, Chief Executive Officer, and Director
Date:  April  14,  2001




  /s/  Micah  R.  Bartlett
--------------------------
By:    Micah  R.  Bartlett,
       Senior Vice President and Controller
      (Principal Financial Officer and Principal Accounting Officer)
Date:  April  14,  2001