Form 10-Q
period 2001-06-30
CASTLE BANCGROUP INC
filed 2001-08-13
CIK 723043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

               ---------------------------------------------------

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The registrant had 4,420,161 shares of common stock outstanding as of July 31, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

CONSOLIDATED  BALANCE  SHEETS  (dollars  in  thousands,  except  share  data)
(UNAUDITED)
============================================================================================================
                         ASSETS                                                    June 30,    December 31,
                                                                                     2001          2000
------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                            $  18,099  $      18,938
Federal funds sold                                                                    14,800          8,250
------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                           32,899         27,188
Securities available for sale (note 3)                                               125,496        121,948
Mortgage loans held for sale, lower of cost or market                                  6,528          3,020
Loans (note 4)                                                                       399,340        384,862
  Less:
  Allowance for loan losses (note 4)                                                   4,677          4,495
  Unearned income and deferred loan fees                                                 252            281
------------------------------------------------------------------------------------------------------------
    Net loans                                                                        394,411        380,086
Premises and equipment                                                                11,633         11,317
Goodwill, net of amortization                                                          1,752          1,904
Assets of discontinued operations (note 8)                                               214             90
Other assets                                                                           6,030          6,707
------------------------------------------------------------------------------------------------------------
Total Assets:                                                                      $ 578,963  $     552,260
============================================================================================================
                       LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits
    Noninterest-bearing                                                            $  58,360  $      64,108
    Interest-bearing                                                                 451,426        423,665
------------------------------------------------------------------------------------------------------------
      Total deposits                                                                 509,786        487,773
  Other borrowings                                                                    21,000         17,041
  Other liabilities                                                                    2,082          4,077
------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    532,868        508,891
Stockholders' equity:
  Common stock, $0.33 1/3 par value; 25,000,000 shares authorized, 4,416,909 and
    4,396,668 shares issued and outstanding in 2001 and 2000, respectively             1,472          1,466
  Additional paid-in capital                                                           7,319          7,121
  Accumulated other comprehensive earnings (loss)                                         29           (364)
  Retained earnings                                                                   37,275         35,146
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            46,095         43,369
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity:                                        $ 578,963  $     552,260
============================================================================================================


See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF  EARNINGS (dollars in thousands, except share data)
(UNAUDITED)
============================================================================================
                                                                    Three Months Ended
                                                              June 30, 2001   June 30, 2000
--------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                  $        8,082  $        7,936
    Interest and dividends on securities available for sale:
    Taxable                                                            1,528           1,691
    Nontaxable                                                           176             222
  Interest on federal funds sold                                         143             123
  Interest on mortgage loans held for sale                               169              21
--------------------------------------------------------------------------------------------
Total interest income                                                 10,098           9,993
--------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                 4,657           4,536
  Interest on other borrowings                                           262             479
--------------------------------------------------------------------------------------------
Total interest expense                                                 4,919           5,015
--------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                   5,179           4,978
Provision for loan losses                                                195             105
--------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                    4,984           4,873
--------------------------------------------------------------------------------------------
Other operating income:
  Trust fees                                                             239             196
  Deposit service charges                                                 98             130
  Other service charges                                                  589             569
  Securities gains, net                                                   96               -
  Mortgage loan origination income                                       633             217
  Other income                                                           124              55
--------------------------------------------------------------------------------------------
Total other operating income                                           1,779           1,167
--------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                       2,748           2,578
  Net occupancy expense of premises                                      305             276
  Furniture and fixtures                                                 342             321
  Office supplies                                                        112              79
  Outside services                                                       199             211
  Advertising expense                                                     77             141
  FDIC insurance assessment                                               23              24
  Postage and courier                                                     96              80
  Telephone expense                                                       90              88
  Amortization expense - goodwill                                         77              77
  Other expenses                                                         520             477
--------------------------------------------------------------------------------------------
Total other operating expenses                                         4,589           4,352
--------------------------------------------------------------------------------------------
Earnings before income taxes                                           2,174           1,688
Income tax expense                                                       742             552
--------------------------------------------------------------------------------------------
Net earnings                                                  $        1,432  $        1,136
============================================================================================
Comprehensive earnings                                        $        1,135  $        1,528
============================================================================================
Basic earnings per common share                               $         0.32  $         0.26
============================================================================================
Diluted earnings per common share                             $         0.32  $         0.26
============================================================================================


See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF  EARNINGS (dollars in thousands, except share data)
(UNAUDITED)
==============================================================================================
                                                                     Six  Months  Ended
                                                               June 30, 2001    June 30, 2000
----------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                   $       16,287  $       15,613
    Interest and dividends on securities available for sale:
    Taxable                                                             3,067           3,437
    Nontaxable                                                            355             450
  Interest on federal funds sold                                          211             124
  Interest on mortgage loans held for sale                                274             147
----------------------------------------------------------------------------------------------
Total interest income                                                  20,194          19,771
----------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                  9,435           8,937
  Interest on other borrowings                                            544             930
----------------------------------------------------------------------------------------------
Total interest expense                                                  9,979           9,867
----------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                   10,215           9,904
Provision for loan losses                                                 450             210
----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     9,765           9,694
----------------------------------------------------------------------------------------------
Other operating income:
  Trust fees                                                              481             382
  Deposit service charges                                                 194             236
  Other service charges                                                 1,151           1,056
  Securities gains, net                                                   106               -
  Mortgage loan origination income                                      1,195             331
  Other income                                                            244             314
----------------------------------------------------------------------------------------------
Total other operating income                                            3,371           2,319
----------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                        5,401           5,186
  Net occupancy expense of premises                                       639             575
  Furniture and fixtures                                                  727             662
  Office supplies                                                         202             129
  Outside services                                                        414             331
  Advertising expense                                                     179             204
  FDIC insurance assessment                                                46              47
  Postage and courier                                                     171             171
  Telephone expense                                                       171             163
  Amortization expense - goodwill                                         153             153
  Other expenses                                                        1,022             969
----------------------------------------------------------------------------------------------
Total other operating expenses                                          9,125           8,590
----------------------------------------------------------------------------------------------
Earnings before income taxes                                            4,011           3,423
Income tax expense                                                      1,353           1,100
----------------------------------------------------------------------------------------------
Net earnings from continuing operations                                 2,658           2,323
----------------------------------------------------------------------------------------------
Discontinued operations (note 8)                                            -            (837)
----------------------------------------------------------------------------------------------
Net earnings                                                   $        2,658  $        1,486
==============================================================================================
Comprehensive earnings                                         $        3,051  $        1,545
==============================================================================================
Basic earnings per common share from:
  Continuing operations                                        $         0.60  $         0.53
  Discontinued operations                                                   -           (0.19)
  Net earnings                                                           0.60            0.34
Diluted earnings per common share from:
  Continuing operations                                        $         0.60  $         0.53
  Discontinued operations                                                   -           (0.19)
  Net earnings                                                           0.60            0.34
==============================================================================================


See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands,  except  share  data)
(UNAUDITED)
====================================================================================================
                                                                              ACCUMULATED
                                                    ADDITIONAL                  OTHER
                                           COMMON     PAID-IN     RETAINED   COMPREHENSIVE
                                            STOCK     CAPITAL     EARNINGS     EARNINGS      TOTAL
                                                                                (LOSS)
----------------------------------------------------------------------------------------------------
Balance as of January 1, 2000              $ 1,457  $     6,830  $  32,285   $     (3,164)  $37,408

Comprehensive earnings
  Net earnings                                   -            -      1,486              -     1,486
  Unrealized gain on securities
    available for sale                           -            -          -             96        96
  Income tax effect                              -            -          -            (37)      (37)
                                                                                            --------
  Total comprehensive earnings                   -            -          -              -     1,545
Issuance of 21,147 shares of common stock        7          228          -              -       235
Cash dividends on common stock                   -            -       (394)                    (394)
                                           ---------------------------------------------------------
Balance as of June 30, 2000                $ 1,464  $     7,058  $  33,377   $     (3,105)  $38,794
====================================================================================================


----------------------------------------------------------------------------------------------------
Balance as of January 1, 2001              $ 1,466  $     7,121  $  35,146   $       (364)  $43,369
Comprehensive earnings:
  Net earnings                                   -            -      2,658              -     2,658
  Unrealized gain on securities
    available for sale                           -            -          -            746       746
   Reclassification adjustment for gains
     included in net earnings                    -            -          -           (106)     (106)
  Income tax effect                              -            -          -           (247)     (247)
                                                                                            --------
  Total comprehensive earnings                   -            -          -              -     3,051
Issuance of 20,241 shares of common stock        6          198          -              -       204
Cash dividends on common stock                   -            -       (529)             -      (529)
                                           ---------------------------------------------------------
Balance as of June 30, 2001                $ 1,472  $     7,319  $  37,275   $         29   $46,095
====================================================================================================


See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (dollars  in  thousands)
(UNAUDITED)
================================================================================================
                                                                         Six Months Ended
                                                                 June 30, 2001    June 30, 2000
------------------------------------------------------------------------------------------------
Cash flows from continuing operating activities:
  Interest received                                             $       20,755   $       19,981
  Fees received                                                          3,232            4,005
  Net (increase) decrease in mortgage loans held for sale               (3,507)          14,670
  Interest paid                                                        (10,506)          (9,810)
  Cash paid to suppliers and employees                                  (8,993)         (11,075)
  Income taxes paid                                                     (1,308)            (350)
------------------------------------------------------------------------------------------------
Net cash (used in) provided by continuing operating activities            (327)          17,421
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from:
    Maturities and calls of securities available for sale               22,028            5,694
    Sales of securities available for sale                              16,338               20
  Purchases of securities available for sale                           (41,497)          (2,508)
  Net increase in loans                                                (14,752)         (11,844)
  Premises and equipment expenditures                                     (823)            (626)
------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (18,706)          (9,264)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in demand deposits,
    NOW accounts, and savings accounts                                  15,132           14,061
  Net increase (decrease) in certificates of deposit                     6,882           (1,929)
  Dividends paid on common stock                                        (1,057)            (787)
  Net change in other borrowings                                         3,583          (17,389)
  Proceeds from issuance of common stock                                   204              235
------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     24,744           (5,809)
------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                  5,711            2,348
Cash and cash equivalents at beginning of year                          27,188           17,501
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                  $       32,899   $       19,849
================================================================================================
Reconciliation of net earnings to net cash provided by
  continuing operating activities:
    Net earnings                                                $        2,658   $        2,323
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Discontinued operations                                              -             (837)
        Depreciation and amortization                                      665              764
        Provision for loan losses                                          450              210
        Gains on sale of securities                                       (106)               -
    (Decrease) increase in:
        Income taxes payable                                                45              168
        Interest payable                                                  (527)             118
        Unearned income                                                    (29)              27
        Other liabilities                                                 (534)          (1,110)
    Decrease (increase) in:
        Interest receivable                                                709              205
        Other assets                                                       (33)             965
    (Increase) decrease in mortgage loans held for sale                 (3,507)          14,670
    Discount accretion recorded as income                                 (222)            (199)
    Premium amortization charged against income                            104              117
------------------------------------------------------------------------------------------------
Net cash (used in) provided by continuing operating activities  $         (327)  $       17,421
================================================================================================


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

     The components of basic and diluted EPS for the three and six month periods ended June 30, 2001 and 2000 were as follows: (dollars in thousands, except share data)

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30               JUNE 30
                                                            2001       2000        2001       2000
                                                         ---------------------  ---------------------
Basic EPS
  Net earnings                                           $    1,432      1,136  $    2,658      1,486
                                                         ==========  =========  ==========  =========

  Average common shares                                   4,411,736  4,377,385   4,408,382  4,375,031
                                                         ==========  =========  ==========  =========

  Basic EPS                                              $     0.32       0.26  $     0.60       0.34
                                                         ==========  =========  ==========  =========

Diluted EPS
  Net earnings                                           $    1,432      1,136  $    2,658      1,486
                                                         ==========  =========  ==========  =========

  Average common shares                                   4,411,736  4,377,385   4,408,382  4,375,031
                                                         ==========  =========  ==========  =========

  Assumed exercise of stock options                          38,649     42,789      39,353     39,662
                                                         ==========  =========  ==========  =========

  Average common shares after assumed options exercises   4,450,385  4,420,174   4,447,735  4,414,693
                                                         ==========  =========  ==========  =========

  Diluted EPS                                            $     0.32       0.26  $     0.60       0.34
                                                         ==========  =========  ==========  =========

=====================================================================================================

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

     A comparison of amortized cost and fair value of securities available for sale at June 30, 2001 and December 31, 2000 follows (dollars in thousands):

                                                           June  30,  2001
                                    --------------------------------------------------------------------
                                                          Gross               Gross
                                    Amortized cost   unrealized gains    unrealized losses   Fair value
--------------------------------------------------------------------------------------------------------
U.S. Treasury and agency
  obligations                       $        66,256  $             522  $             (131)  $    66,647
Obligations of state and political
  subdivisions                               15,581                 50                (115)       15,516
Mortgage-backed securities                   39,299                 48                (455)       38,892
--------------------------------------------------------------------------------------------------------
Total debt securities                       121,136                620                (701)      121,055
--------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                  2,052                  -                   -         2,052
Other equity securities                       2,294                 95                   -         2,389
--------------------------------------------------------------------------------------------------------
Total securities                    $       125,482  $             715  $             (701)  $   125,496
========================================================================================================

========================================================================================================
                                                            December  31,  2000
                                    --------------------------------------------------------------------
                                                          Gross               Gross
                                    Amortized cost   unrealized gains    unrealized losses   Fair value
--------------------------------------------------------------------------------------------------------
U.S. Treasury and agency
  obligations                       $        63,094  $             197  $             (479)  $    62,812
Obligations of state and political
  subdivisions                               18,592                 46                (138)       18,500
Mortgage-backed securities                   36,520                 69                (416)       36,173
--------------------------------------------------------------------------------------------------------
Total debt securities                       118,206                312              (1,033)      117,485
--------------------------------------------------------------------------------------------------------
Federal Home Loan Bank stock                  2,052                  -                   -         2,052
Other equity securities                       2,316                 95                   -         2,411
--------------------------------------------------------------------------------------------------------
Total securities                    $       122,574  $             407  $           (1,033)  $   121,948
========================================================================================================

     The amortized cost and fair value of securities available for sale at June 30, 2001 by contractual maturity are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              June  30,  2001
                                        ----------------------------
                                        Amortized cost   Fair value
--------------------------------------------------------------------
Due in one year or less                 $         7,240  $     7,315
Due after one year through five years            36,029       36,428
Due after five years through ten years           22,858       22,817
Due after ten years                              15,710       15,603
--------------------------------------------------------------------
                                                 81,837       82,163
Mortgage-backed securities                       39,299       38,892
--------------------------------------------------------------------
Total debt securities                           121,136      121,055
--------------------------------------------------------------------
Federal Home Loan Bank stock                      2,052        2,052
Other equity securities                           2,294        2,389
--------------------------------------------------------------------
Total securities                        $       125,482  $   125,496
====================================================================

     There were realized gains of $177,000 and realized losses of $71,000 from security activity during the six months ended June 30, 2001. There were no realized gains or losses from security activity during the six months ended June 30, 2000. For the three months ended June 30, 2001 there were $119,000 realized gains and $23,000 realized losses compared to no realized gains or losses for the same period in 2000.

     Securities carried at approximately $88,399,000 and $86,912,000 at June 30, 2001 and December 31, 2000, respectively, were pledged to secure deposits and for other purposes as permitted or required by law.

(4)  LOANS

     The composition of the loan portfolio at the dates shown is as follows (dollars in thousands):

===============================================================
                             June 30, 2001   December 31, 2000
---------------------------------------------------------------
Commercial and agricultural  $      117,459  $          107,928
Real estate mortgage                263,163             257,111
Consumer                             18,312              19,468
Lease financing receivables             406                 355
---------------------------------------------------------------

Total loans, gross           $      399,340  $          384,862
===============================================================

The following is a summary of activity in the allowance for loan losses (dollars in thousands):

================================================================================
                                            Six months ended   Six months ended
                                              June 30, 2001      June 30, 2000
--------------------------------------------------------------------------------
Balance, beginning of period                $           4,495  $           4,636
Provision charged to expense                              450                210
Recoveries on loans previously charged off                 52                 48
--------------------------------------------------------------------------------
                                                        4,997              4,894
Less loans charged off                                    320                137
--------------------------------------------------------------------------------
Balance, end of period                      $           4,677  $           4,757
================================================================================

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

(6)  COMPREHENSIVE  EARNINGS

     The Company's comprehensive earnings for the three month periods ended June 30, 2001 and 2000, is as follows (dollars in thousands):

                                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                                          JUNE 30           JUNE 30
                                                       2001     2000     2001     2000
                                                      ----------------  ----------------
Net earnings                                          $1,432   $1,136   $2,658   $1,486
Other comprehensive earnings
  Unrealized gain (loss) on securities                  (388)     641      746       96
  Reclassification adjustment for net gains included
    in net earnings                                      (96)       -     (106)       -
Income tax effect                                        187     (249)    (247)     (37)
                                                      -------  -------  -------  -------
Total comprehensive earnings                          $1,135   $1,528   $3,051   $1,545
                                                      =======  =======  =======  =======

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

(9)  NEW  ACCOUNTING  STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", which requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Since this accounting standard applies to business combinations initiated after June 30, 2001, it will have no effect on the Company's financial statements unless the Company enters into a business combination transaction.

     In July 2001, the FASB also issued SFAS 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for most companies will be January 1, 2002. The Company is currently studying the requirements of this new accounting standard to determine the impact to the financial statements.

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

                              RESULTS OF OPERATIONS
                              ---------------------

The Company's net earnings were $2,658,000 for the six months ended June 30, 2001, up from $1,486,000 for the six months ended June 30, 2000. This represents an increase of $1,172,000. The increase in net earnings for the year is primarily attributable to the impact of discontinued operations in 2000, which posted a loss of $837,000 for the year ended June 30, 2000. The discontinued operations relate to the Company's mortgage-banking segment. Net earnings of $1,432,000 for the three months ended June 30, 2001 compared to net earnings of $1,136,000 for the three months ended June 30, 2000, for an increase of $296,000. The increase for these three months is mainly due to a $416,000 increase in mortgage loan origination income partially offset by a $170,000 increase in salaries and benefits. Salaries and benefits were higher mainly due to increased commissions associated with the higher mortgage loan volume. The increased mortgage loan activity at the subsidiary bank was a result of the favorable low interest rate environment in effect for the fifteen and thirty year mortgages on one-four family residential properties.

In the fourth quarter of 1999, the Company uncovered fraud and other irregularities in CMI's underwriting and documentation of certain mortgage loans originated and sold by CMI, which may have ultimately resulted in the purchasers of these loans putting them back to CMI under the recourse provisions of the loan sale agreements and result in losses on such loans if and when they are put back to CMI. A more detailed description of the fraud is described in the Company's Annual Report of Form 10-K for the year ended December 31, 1999. As of December 31, 1999, the Company established a reserve liability of $2.3 million to cover such losses. Through June 30, 2001, the Company has repurchased and re-sold or indemnified investors for 50 loans. The remaining reserve liability as of June 30, 2001 was $1.6 million.

During its ongoing investigation into the fraud and other irregularities at CMI, the Company decided to discontinue the mortgage-banking segment. All offices of CMI, which had not been previously closed, were closed in January 2000.

The Company's net earnings from continuing operations for the six months ended June 30, 2001 were $2,658,000, a 14.4% increase from net earnings from continuing operations of $2,323,000 for the six months ended June 30, 2000. This increase is primarily due to an $864,000 increase in mortgage loan origination income, partially offset by an increase of $240,000 in the provision for loan losses and a $215,000 increase in salaries and benefits. Net earnings from continuing operations for the three months ended June 30, 2001 were $1,432,000 compared to $1,136,000 for the three months ended June 30, 2000. The increase is primarily attributable to a $416,000 increase in mortgage loan origination income, partially offset by a $90,000 increase in the provision for loan losses.

Basic earnings per share from continuing operations increased to $0.60 for the six months ended June 30, 2001 as compared to $0.53 for the six months ended June 30, 2000. When including discontinued operations, basic earnings per share was still the same for the six months ended June 30, 2001 as compared to $0.34 for the six months ended June 30, 2000. Basic earnings per share from continuing operations increased to $0.32 for the three months ended June 30, 2001 as compared to $0.26 for the three months ended June 30, 2000.

                               NET INTEREST INCOME
                               -------------------

Net interest income before provision for loan losses, the Company's primary source of earnings, was $10,215,000 for the six months ended June 30, 2001, a $311,000, or 3.14% increase over the same period in 2000. Net interest income before the provision for the three month period ending June 20, 2001 was $201,000 higher than the same period in 2000. There were many factors that influenced changes in net interest margin. Declining interest rates, increases in the loan portfolio and improved liquidity were the most notable contributors to both the 3 month and 6 month improvement over prior year net interest margin.

Management believes that net interest margins may narrow as competitive pressures in the marketplace increase. Competition from financial institutions and non-traditional competitors, as well as general economic trends, may continue to impact future earnings. Earning asset mix, as well as the net interest margin, are monitored and evaluated by management to develop strategies to help maintain and improve earnings.

On a tax equivalent basis, net interest income increased to $10,635,000 for the first six months of 2001 from $10,398,000 for the first six months of 2000. The tax equivalent net margin decreased for the first six months of 2001 to 4.07% as compared to 4.14% for the same period in 2000. The decrease can primarily be attributed to a significant decrease in the average rate on interest-earning assets and a slight decrease in the average rate on interest-bearing deposits.

The ratio of average earning assets to average total assets was 94.7% for the first six months of 2001 as compared to 93.1% for the same time period in 2000.

                      ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
                                         (IN THOUSANDS)


                                                            Six Months Ended June 30
                                                                   Interest Earned
                                                 Average Balance        or Paid     Average Rate
                                                 -----------------  --------------  ------------
                                                   2001     2000     2001    2000   2001   2000
                                                 --------  -------  ------  ------  -----  -----
  INTEREST EARNING ASSETS:
Taxable securities available for sale            $ 99,626  106,230   3,067   3,437  6.16%  6.47%
Tax-exempt securities available for sale1          15,354   18,523     579     735  7.55%  7.93%
                                                 --------  -------  ------  ------  -----  -----
Total securities                                  114,980  124,753   3,646   4,172  6.34%  6.69%
                                                 --------  -------  ------  ------  -----  -----

Federal funds sold                                  9,156    4,113     211     124  4.61%  6.03%
Mortgage loans held for sale2                       7,776    3,517     272     147  7.00%  8.36%
Net loans1,3                                      391,110  369,421  16,486  15,822  8.43%  8.57%
                                                 --------  -------  ------  ------  -----  -----
Total earning assets (FTE)                       $523,022  501,804  20,615  20,265  7.88%  8.08%
                                                 ========  =======  ======  ======  =====  =====

  INTEREST BEARING LIABILITIES:
Interest-bearing deposits                        $426,170  408,128   9,435   8,937  4.43%  4.38%
Other borrowings                                   19,960   30,905     544     930  5.45%  6.02%
                                                 --------  -------  ------  ------  -----  -----
Total interest-bearing liabilities               $446,130  439,033   9,979   9,867  4.47%  4.49%
                                                 ========  =======  ======  ======  =====  =====

Interest rate spread (FTE)                                                          3.41%  3.58%

Net interest margin / Net interest income (FTE)                     10,635  10,398  4.07%  4.14%
                                                                    ======  ======  =====  =====

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

                            PROVISION FOR LOAN LOSSES
                            -------------------------

The Company establishes a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The second quarter provision of $195,000 was $90,000 higher than the same period a year ago. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration, and loan growth. Loan growth was the major factor that contributed to the increase in the provision from prior year. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as at companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total outstanding loans was 1.17%, which was unchanged at June 30, 2001 as compared to December 31, 2000.

The provision for loan losses recorded during the first six months of 2001 was $450,000 as compared to $210,000 during the same period in 2000. The increase is due to charge-offs recorded in the first quarter of 2001, as well as other credit quality factors identified in the Company's analysis of the allowance for loan losses. The balance in the allowance for loan loss is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. Each loan officer grades their individual commercial credits and the Company's internal loan review function validates the officers' grades. The grading system is in compliance with regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at June 30, 2001, there can be no assurance that such losses will not exceed estimated amounts. The allowance for loan loss balance reflects the underlying credit risk in the loan portfolio.

Management continues to closely monitor asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing interest, loans in non-accrual status, restructured loans, and other real estate owned, represented 0.34% of total assets as of June 30, 2001, which decreased from 0.46% at December 31, 2000. The following table summarizes the components of non-performing assets at June 30, 2001 and at December 31, 2000:

                                                          JUNE 30,  DECEMBER 31,
                                                            2001        2000
                                                          ---------  -----------
                                                          (dollars in thousands)
Non-accrual loans                                         $   1,744  $     2,374
Loans past due 90+ days & still accruing                         70           90
Restructured loans                                                0           99
Other real estate owned                                         159            0
                                                          ---------  -----------
TOTAL NON-PERFORMING ASSETS                               $   1,973  $     2,563
                                                          =========  ===========

Year-to-date net charge-offs at June 30, 2001 were $268,000 as compared to $89,000 at June 30, 2000. Management continues to closely monitor all past due loans and improve credit administration and collection efforts.

                             OTHER OPERATING INCOME
                             ----------------------

Total other operating income is comprised of mortgage loan origination income from the subsidiary bank, trust services, deposit service charges, other customer service charges, and other miscellaneous income. Excluding security gains and losses, other operating income was $3,265,000 for the six months ended June 30, 2001, an increase of 40.8% from $2,319,000 for the six months ended
June 30, 2000. This change can be primarily attributed to an increase in mortgage loan origination income of $864,000. The increased mortgage loan activity at the subsidiary bank was a result of the favorably low interest rate environment in effect for fifteen and thirty year mortgages on one-to-four-family residential properties. For the three months ended June 30, 2001, other operating income, excluding security gains and losses, was $1,683,000 as compared to $1,167,000 for the same period in 2000 an increase of $516,000. This increase is mainly due to the increased mortgage loan origination income of $416,000.

Securities net gains of $106,000 were recognized during the first six months of 2001 as compared to no gains or losses for the same time period in 2000. The decision to purchase or sell a security is based on a number of factors including, but not limited to, the potential for increased yield, improved liquidity, asset mix adjustment, improvement in the interest rate gap, and collateral (pledging) requirements of local municipalities. For the three months ended June 30, 2001, net security gains of $96,000 were recognized as compared to no security gains and losses during the same time period in 2000.

                            OTHER OPERATING EXPENSES
                            ------------------------

Other operating expenses were $9,125,000 for the six months ended June 30, 2001 as compared to $8,590,000 for the six months ended June 30, 2000. Salaries and employee benefits expense represents the largest component of other operating expenses. This category increased $215,000, or 4.15% from the six month period ended June 30, 2000 to June 30, 2001. The increase, which occurred primarily in the second quarter, is mainly due to the commissions associated with the high volume of mortgage loan activity and unusually higher recruiting costs.

Occupancy and furniture and fixtures expenses were $1,636,000 for the six months ended June 30, 2001, an increase of $129,000, or 10.4%, from the same period in 2000. Outside services increased 25.1% to $414,000 during the six months ended June 30, 2001 as compared to $331,000 for the same period in 2000, mostly related to legal and professional consulting fees. Advertising expense decreased 12.2% in the first six months of 2001 to $179,000 versus $204,000 for the first six months of 2000. For the quarter ended June 30, 2001, total other operating expenses increased $237,000 over the corresponding three-month period in 2000. Tax expense increased to $1,353 for the six months ended June 30, 2001 as compared to $1,100 for the same period in 2000. The tax expense also increased to $742 for the three months ended June 30, 2001 as compared to $552 for the same period in 2000. The increase in the tax expense is attributable to the increase in the earnings before taxes of the Company for the periods noted above.

                               FINANCIAL CONDITION
                               -------------------

Total assets at June 30, 2001, increased $26,703,000 as compared to December 31, 2000. The increase was due to increases in net loans of $14,325,000, federal funds sold of $6,550,000, mortgage loans held for sale of $3,508,000, and securities available for sale of $3,548,000. Deposits increased $22,013,000 while other borrowings increased $3,959,000. Average assets for the first six months of 2001 increased by $17,542,000 or approximately 3.3% as compared to the corresponding period in 2000. This increase was primarily attributed to a $21,689,000 increase in the average net loan portfolio and $5,043,000 in Federal funds sold offset by a decrease in average securities available for sale of $9,773,000. Average total deposits grew 4.4% over the corresponding period in 2000 to $482,664,000. Despite this growth in average deposits, the subsidiary bank continues to experience competition for deposits that continues to put pressure on the overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company, but also recognizes the need to use wholesale funding sources, such as Federal Loan Home Bank advances, to fund loan portfolio growth.

                                     CAPITAL
                                     -------

The Company is committed to maintaining a strong capital position at the subsidiary bank and on a consolidated basis. Management monitors, analyzes and forecasts capital positions to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of June 30, 2001 was 7.93%, an increase from 7.73% at December 31, 2000. The ratio exceeds the regulatory well-capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's June 30, 2001 total risk weighted capital ratio also increased to 11.87% from 11.56% at December 31, 2000. The Tier 1 capital ratio at June 30, 2001 increased to 10.73% from 10.44% at December 31, 2000. Both the total risk weighted and Tier 1 capital ratios also continue to exceed regulatory well-capitalized levels.

Total stockholder's equity increased $2,726,000 from December 31, 2000 to June 30, 2001, primarily due to an increase in retained earnings of $2,129,000 and an increase in accumulated other comprehensive earnings of $393,000 due to the change in unrealized gains/losses on securities available for sale. In addition, the Company issued 20,241 shares of common stock through its Dividend Reinvestment and Stock Purchase Plan and its Stock Benefit Plan, which generated $204,000 of new stockholders' equity.

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first six months of 2001 as compared to the same period in 2000. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.



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

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve in varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

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

ITEM  3  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities), which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Company depend, to a substantial extent, on "rate differentials," i.e., the differences between the income the Company receives from loans, securities, and other earnings assets and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at June 30, 2001 and March 31, 2001.

                              JUNE 30, 2001
                           NET INTEREST INCOME
                        --------------------------
                        Amount    Change   Change
                        -------  --------  -------
                          (dollars in thousands)
+200 bp                 $22,009  $   191     0.87%
+100 bp                  21,891       73     0.33
  Base                   21,818     ----     ----
-100 bp                  21,834      (16)   (0.07)
-200 bp                  21,901      (83)   (0.38)

Based upon the Company's model at June 30, 2001, the effective of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 0.87% or approximately $191. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 0.38% or approximately $83. Many deposit products are near their interest rate floor at June compared to March, reducing the net interest income opportunity in a decreasing interest rate environment.

                              MARCH 31, 2001
                           NET INTEREST INCOME
                        --------------------------
                        Amount    Change   Change
                        -------  --------  -------
                          (dollars in thousands)
+200 bp                 $21,043  $   305     1.47%
+100 bp                  20,894      156     0.75
  Base                   20,738     ----     ----
-100 bp                  20,640      (98)   (0.47)
-200 bp                  20,436     (302)   (1.46)

Based upon the Company's model at March 31, 2001, the effective of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 1.47% or approximately $305. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 1.46% or approximately $302.

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


ITEM  2--CHANGES  IN  SECURITIES
Not  applicable.


ITEM  3--DEFAULTS  UPON  SENIOR  SECURITIES
Not  applicable.


ITEM 4-- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The annual meeting of the Company was held on April 25, 2001 at which one proposal was submitted to a vote of security holders:

Proposal 1:  Election of three members to the board of directors of the Company.

                       Votes For      Votes Withheld
                       ---------      --------------
Dewey R. Yaeger        3,546,362          51,444
Katherine L. Halloran  3,548,272          49,534
Ernest A. Basler       3,548,272          49,534

ITEM  5--  OTHER  INFORMATION
Not  applicable.


ITEM  6--EXHIBITS  AND  REPORTS  ON  FORM  8-K
Not  applicable.

ITEM  11-COMPUTATION  OF  EARNINGS  PER  SHARE
See  EPS  computation  on  Page  7  Note  2.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Castle  BancGroup,  Inc.


   /s/  John  W.  Castle
---------------------------
By:     John  W.  Castle
        Chairman of the Board and Director
Date:   August 13, 2001



   /s/  Dewey  R.  Yaeger
---------------------------
By:     Dewey  R.  Yaeger
        President, Chief Executive Officer, and Director
Date:   August 13, 2001



   /s/  Nathan  C.  Kloster
---------------------------
By:     Nathan  C.  Kloster,
        Vice  President  and  Controller
        (Principal Financial Officer and Principal Accounting Officer)
Date:   August 13, 2001