Form 10-Q
period 2001-09-30
CASTLE BANCGROUP INC
filed 2001-11-09
CIK 723043

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                      ------------------------------------

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                      ------------------------------------
                           Commission File No. 0-25914
                      ------------------------------------

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

                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days:   Yes  [X]     No  [ ]

The registrant had 4,423,101 shares of common stock outstanding as of October 31, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  FINANCIAL  STATEMENTS

CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)
(UNAUDITED)
=================================================================================================================
                                  ASSETS                                           September 30,    December 31,
                                                                                        2001            2000
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                            $       21,466  $      18,938
Federal funds sold                                                                          1,050          8,250
-----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                22,516         27,188
Securities available-for-sale                                                             148,025        121,948
Mortgage loans held-for-sale, lower of cost or market                                       4,745          3,020
Loans                                                                                     392,387        384,862
  Less:
  Allowance for loan losses                                                                 4,866          4,495
  Unearned income and deferred loan fees                                                      194            281
-----------------------------------------------------------------------------------------------------------------
    Net loans                                                                             387,327        380,086
Premises and equipment                                                                     11,658         11,317
Goodwill, net of amortization                                                               1,676          1,904
Assets of discontinued operations                                                             117             90
Other assets                                                                                7,128          6,707
-----------------------------------------------------------------------------------------------------------------
Total Assets:                                                                      $      583,192  $     552,260
=================================================================================================================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Liabilities:
  Deposits
    Noninterest-bearing                                                            $       60,173  $      64,108
    Interest-bearing                                                                      450,867        423,665
-----------------------------------------------------------------------------------------------------------------
      Total deposits                                                                      511,040        487,773
  Other borrowings                                                                         19,401         17,041
  Other liabilities                                                                         3,356          4,077
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         533,797        508,891
Stockholders' equity:
  Common stock, $0.33 1/3 par value; 25,000,000 shares authorized, 4,422,801 and
    4,396,668 shares issued and outstanding in 2001 and 2000, respectively                  1,474          1,466
  Additional paid-in capital                                                                7,384          7,121
  Accumulated other comprehensive earnings (loss)                                           1,973           (364)
  Retained earnings                                                                        38,564         35,146
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 49,395         43,369
-----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity:                                        $      583,192  $     552,260
=================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except share data)
(UNAUDITED)
============================================================================================
                                                                  Three  Months  Ended
                                                            Sept. 30, 2001   Sept. 30, 2000
--------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                $         8,020  $         8,137
  Interest and dividends on securities available-for-sale:
    Taxable                                                           1,685            1,697
    Nontaxable                                                          199              222
  Interest on federal funds sold                                         97               10
  Interest on mortgage loans held-for-sale                               89               19
--------------------------------------------------------------------------------------------
Total interest income                                                10,090           10,085
--------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                                4,512            4,861
  Interest on other borrowings                                          258              324
--------------------------------------------------------------------------------------------
Total interest expense                                                4,770            5,185
--------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                  5,320            4,900
Provision for loan losses                                               195              105
--------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                   5,125            4,795
--------------------------------------------------------------------------------------------
Other operating income:
  Trust fees                                                            282              267
Deposit service charges                                                 117              101
  Other service charges                                                 555              601
  Securities gains, net                                                  35                -
  Mortgage loan origination income                                      482              213
  Other income                                                           63              115
--------------------------------------------------------------------------------------------
Total other operating income                                          1,534            1,297
--------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                      2,848            2,667
  Net occupancy expense of premises                                     349              307
  Furniture and fixtures                                                352              373
  Office supplies                                                        58              127
  Outside services                                                      288              119
  Advertising expense                                                    87               94
  FDIC insurance assessment                                              23               24
  Postage and courier                                                    68               88
  Telephone expense                                                      86               83
  Amortization expense - goodwill                                        76               76
  Other expenses                                                        534              534
--------------------------------------------------------------------------------------------
Total other operating expenses                                        4,769            4,492
--------------------------------------------------------------------------------------------
Earnings before income taxes                                          1,890            1,600
Income tax expense                                                      602              481
--------------------------------------------------------------------------------------------
Net earnings                                                $         1,288  $         1,119
============================================================================================
Comprehensive earnings                                      $         3,234  $         2,157
============================================================================================
Basic earnings per common share                             $          0.29  $          0.25
============================================================================================
Diluted earnings per common share                           $          0.29  $          0.25
============================================================================================

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except share data)
(UNAUDITED)
=============================================================================================
                                                                   Nine  Months  Ended
                                                            Sept. 30, 2001    Sept. 30, 2000
---------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                                $        24,308  $        23,751
  Interest and dividends on securities available-for-sale:
    Taxable                                                           4,753            5,134
    Nontaxable                                                          554              672
  Interest on federal funds sold                                        309              133
  Interest on mortgage loans held-for-sale                              361              166
---------------------------------------------------------------------------------------------
Total interest income                                                30,285           29,856
---------------------------------------------------------------------------------------------
Interest expense:
  Interest on deposits                                               13,947           13,799
  Interest on other borrowings                                          801            1,254
---------------------------------------------------------------------------------------------
Total interest expense                                               14,748           15,053
---------------------------------------------------------------------------------------------
Net interest income before provision for loan losses                 15,537           14,803
Provision for loan losses                                               645              315
---------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                  14,892           14,488
---------------------------------------------------------------------------------------------
Other operating income:
  Trust fees                                                            763              649
  Deposit service charges                                               311              336
  Other service charges                                               1,706            1,657
  Securities gains, net                                                 140                -
  Mortgage loan origination income                                    1,677              544
  Other income                                                          307              430
---------------------------------------------------------------------------------------------
Total other operating income                                          4,904            3,616
---------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                      8,249            7,852
  Net occupancy expense of premises                                     987              882
  Furniture and fixtures                                              1,079            1,035
  Office supplies                                                       260              256
  Outside services                                                      702              449
  Advertising expense                                                   265              298
  FDIC insurance assessment                                              69               71
  Postage and courier                                                   239              259
  Telephone expense                                                     258              245
  Amortization expense - goodwill                                       229              229
  Other expenses                                                      1,556            1,506
---------------------------------------------------------------------------------------------
Total other operating expenses                                       13,893           13,082
---------------------------------------------------------------------------------------------
Earnings before income taxes                                          5,903            5,022
Income tax expense                                                    1,955            1,581
---------------------------------------------------------------------------------------------
Net earnings from continuing operations                               3,948            3,441
---------------------------------------------------------------------------------------------
Discontinued operations                                                   -             (837)
---------------------------------------------------------------------------------------------
Net earnings                                                $         3,948  $         2,604
=============================================================================================
Comprehensive earnings                                      $         6,285  $         3,701
=============================================================================================
Basic earnings per common share from:
  Continuing operations                                     $          0.89  $          0.79
  Discontinued operations                                                 -            (0.19)
  Net earnings                                                         0.89             0.59
Diluted earnings per common share from:
  Continuing operations                                     $          0.89  $          0.79
  Discontinued operations                                                 -            (0.19)
  Net earnings                                                         0.89             0.59
=============================================================================================

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands, except share data)
(UNAUDITED)
==================================================================================================
                                                                               ACCUMULATED
                                                                                 OTHER
                                                        ADDITIONAL            COMPREHENSIVE
                                                 Common   PAID-IN    RETAINED   EARNINGS
                                                  STOCK   CAPITAL    EARNINGS    (LOSS)    TOTAL
--------------------------------------------------------------------------------------------------
Balance as of January 1, 2000                     $1,457  $  6,830  $  32,285   $(3,164)  $37,408

Comprehensive earnings
  Net earnings                                         -         -      2,604         -     2,604

Unrealized gain on securities available for sale       -         -          -     1,789     1,789
  Income tax effect                                    -         -          -      (692)     (692)
                                                                                          --------
  Total comprehensive earnings                         -         -          -         -     3,701
Issuance of 25,420 shares of common stock              8       275          -         -       283
Cash dividends on common stock                         -         -       (394)               (394)
                                                  ------------------------------------------------
Balance as of September 30, 2000                  $1,465  $  7,105  $  34,495   $(2,067)  $40,998
==================================================================================================

--------------------------------------------------------------------------------------------------
Balance as of January 1, 2001                     $1,466  $  7,121  $  35,146   $  (364)  $43,369
Comprehensive earnings:
  Net earnings                                         -         -      3,948         -     3,948

Unrealized gain on securities available for sale       -         -          -     3,971     3,971
  Reclassification adjustment for gains
     included in net earnings                          -         -          -      (140)     (140)
  Income tax effect                                    -         -          -    (1,494)   (1,494)
                                                                                          --------
  Total comprehensive earnings                         -         -          -         -     6,285
Issuance of 26,133 shares of common stock              8       263          -         -       271
Cash dividends on common stock                         -         -       (528)        -      (528)
                                                  ------------------------------------------------
Balance as of September 30, 2001                  $1,474  $  7,384  $  38,564   $ 1,973   $49,395
==================================================================================================

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
(UNAUDITED)
=============================================================================================
                                                                   Nine Months Ended
                                                            Sept. 30, 2001    Sept. 30, 2000
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Interest received                                        $        29,774   $        29,307
  Fees received                                                      4,919             7,214
  Net (increase) decrease in mortgage loans held-for-sale           (1,725)           13,251
  Interest paid                                                    (15,201)          (15,016)
  Cash paid to suppliers and employees                             (13,278)          (15,466)
  Income taxes paid                                                 (2,255)             (850)
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                            2,234            18,440
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from:
    Maturities and calls of securities available-for-sale           32,274             9,372
    Sales of securities available-for-sale                          22,448                20
  Purchases of securities available-for-sale                       (77,110)           (3,576)
  Net increase in loans                                             (7,805)          (13,827)
  Premises and equipment expenditures                               (1,130)             (790)
---------------------------------------------------------------------------------------------
Net cash used in investing activities                              (31,323)           (8,801)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net (decrease) increase in demand deposits,
    NOW accounts, and savings accounts                                (938)           29,187
  Net increase (decrease) in certificates of deposit                24,207            (5,829)
  Dividends paid on common stock                                    (1,057)             (787)
  Net change in other borrowings                                     1,934           (21,564)
  Proceeds from issuance of common stock                               271               282
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                           24,417             1,289
---------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                             (4,672)           10,928
Cash and cash equivalents at beginning of year                      27,188            17,501
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period             $        22,516   $        28,429
=============================================================================================
Reconciliation of net earnings to net cash provided by
  operating activities:
    Net earnings                                           $         3,948   $         2,604
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                1,023             1,117
        Provision for loan losses                                      645               315
        Gains on sale of securities                                   (140)                -
    (Decrease) increase in:
        Income taxes payable                                          (300)              149
        Interest payable                                              (453)              119
        Unearned income                                                (87)              (31)
        Other liabilities                                             (407)           (1,407)
    Decrease (increase) in:
        Interest receivable                                           (375)             (431)
        Other assets                                                   153             2,901
    (Increase) decrease in mortgage loans held-for-sale             (1,725)           13,251
    Discount accretion recorded as income                             (270)             (307)
    Premium amortization charged against income                        222               160
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                  $         2,234   $        18,440
=============================================================================================

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

     The components of basic and diluted EPS for the three and nine month periods ended September 30, 2001 and 2000 were as follows: (dollars in thousands, except share data)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30           SEPTEMBER 30
                                                            2001       2000        2001        2000
                                                         ----------  ---------  ----------  ----------
Basic EPS
  Net earnings                                           $    1,288      1,119  $    3,948       2,604
                                                         ==========  =========  ==========  ==========

  Average common shares                                   4,419,990  4,392,239   4,412,294   4,380,809
                                                         ==========  =========  ==========  ==========

  Basic EPS                                              $     0.29       0.25  $     0.89        0.59
                                                         ==========  =========  ==========  ==========

Diluted EPS
  Net earnings                                           $    1,288      1,119  $    3,948       2,604
                                                         ==========  =========  ==========  ==========

  Average common shares                                   4,419,990  4,392,239   4,412,294   4,380,809
                                                         ==========  =========  ==========  ==========

  Assumed exercise of stock options                          55,542     37,232      42,133      37,232
                                                         ==========  =========  ==========  ==========

  Average common shares after assumed options exercises   4,475,532  4,429,471   4,454,427   4,418,041
                                                         ==========  =========  ==========  ==========

  Diluted EPS                                            $     0.29       0.25  $     0.89        0.59
                                                         ==========  =========  ==========  ==========

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

     A comparison of amortized cost and fair value of securities available for sale at September 30, 2001 and December 31, 2000 follows (dollars in thousands):

==========================================================================================================
                                                               September  30,  2001
                                      --------------------------------------------------------------------
                                                             Gross               Gross
                                      Amortized cost   unrealized gains    unrealized losses   Fair value
----------------------------------------------------------------------------------------------------------
  U.S. Treasury and agency
    obligations                       $        76,684  $           2,134  $                -   $    78,818
  Obligations of state and political
    subdivisions                               19,159                380                   8        19,531
  Mortgage-backed securities                   36,734                614                   4        37,344
----------------------------------------------------------------------------------------------------------
  Total debt securities                       132,577              3,128                  12       135,693
----------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank stock                  2,166                  -                   -         2,166
  Other equity securities                      10,077                 89                   -        10,166
----------------------------------------------------------------------------------------------------------
  Total securities                    $       144,820  $           3,217  $               12   $   148,025
==========================================================================================================


==========================================================================================================
                                                               December  31,  2000
                                      --------------------------------------------------------------------
                                                            Gross               Gross
                                      Amortized cost   unrealized gains    unrealized losses   Fair value
----------------------------------------------------------------------------------------------------------
  U.S. Treasury and agency
    obligations                       $        63,094  $             197  $             (479)  $    62,812
  Obligations of state and political
    subdivisions                               18,592                 46                (138)       18,500
  Mortgage-backed securities                   36,520                 69                (416)       36,173
----------------------------------------------------------------------------------------------------------
  Total debt securities                       118,206                312              (1,033)      117,485
----------------------------------------------------------------------------------------------------------
  Federal Home Loan Bank stock                  2,052                  -                   -         2,052
  Other equity securities                       2,316                 95                   -         2,411
----------------------------------------------------------------------------------------------------------
  Total securities                    $       122,574  $             407  $           (1,033)  $   121,948
==========================================================================================================

     The amortized cost and fair value of securities available for sale at September 30, 2001 by contractual maturity are shown below (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                September 30, 2001
                                          ----------------------------
                                          Amortized cost   Fair value
----------------------------------------------------------------------
  Due in one year or less                 $        11,715  $    11,924
  Due after one year through five years            42,832       44,132
  Due after five years through ten years           28,263       29,076
  Due after ten years                              13,033       13,217
----------------------------------------------------------------------

  Mortgage-backed securities                       36,734       37,344
----------------------------------------------------------------------
  Total debt securities                           132,577      135,693
----------------------------------------------------------------------
  Federal Home Loan Bank stock                      2,166        2,166
  Other equity securities                          10,077       10,166
----------------------------------------------------------------------
  Total securities                        $       144,820  $   148,025
======================================================================

     There were realized gains of $213,000 and realized losses of $73,000 from security activity during the nine months ended September 30, 2001. There were no realized gains or losses from security activity during the nine months ended September 30, 2000. For the three months ended September 30, 2001 there were $36,000 realized gains and $1,000 realized losses compared to no realized gains or losses for the same period in 2000.

     Securities carried at approximately $79,352,000 and $86,912,000 at September 30, 2001 and December 31, 2000, respectively, were pledged to secure deposits and for other purposes as permitted or required by law.

(4)  LOANS

     The composition of the loan portfolio at the dates shown is as follows (dollars in thousands):

======================================================================
                               September 30, 2001   December 31, 2000
----------------------------------------------------------------------
  Commercial and agricultural  $           109,142  $          107,928
  Real estate mortgage                     264,076             257,111
  Consumer                                  18,857              19,468
  Lease financing receivables                  312                 355
----------------------------------------------------------------------
  Total loans, gross           $           392,387  $          384,862
======================================================================

     The following is a summary of activity in the allowance for loan losses (dollars in thousands):

======================================================================================
                                               Nine months ended    Nine months ended
                                              September 30, 2001   September 30, 2000
--------------------------------------------------------------------------------------
  Balance, beginning of period                $             4,495  $             4,636
  Provision charged to expense                                645                  315
  Recoveries on loans previously charged off                   57                   57
--------------------------------------------------------------------------------------
                                                            5,197                5,008
  Less loans charged off                                      331                  209
--------------------------------------------------------------------------------------
  Balance, end of period                      $             4,866  $             4,799
======================================================================================

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

(6)  COMPREHENSIVE  EARNINGS

     The Company's comprehensive earnings for the three and nine month periods ended September 30, 2001 and 2000, is as follows (dollars in thousands):

                                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                                          SEPTEMBER 30        SEPTEMBER 30
                                                          2001     2000      2001      2000
                                                        -----------------  ------------------
  Net earnings                                          $ 1,288   $1,119   $ 3,948   $ 2,604
  Other comprehensive earnings
    Unrealized gain on securities                         3,225    1,693     3,971     1,789
    Reclassification adjustment for net gains included
      in net earnings                                       (35)       -      (140)        -
  Income tax effect                                      (1,244)    (655)   (1,494)     (692)
                                                        --------  -------  --------  --------
  Total comprehensive earnings                          $ 3,234   $2,157   $ 6,285   $ 3,701
                                                        ========  =======  ========  ========

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

(9)  ANNOUNCEMENT  OF  MERGER

     On September 10, 2001 the Company announced the signing of a Definitive Agreement and Plan of Merger providing for the merger of the Company and First National of Nebraska, Inc. Under terms of the agreement, stockholders of the Company will receive $18.00 in cash for each outstanding share of CBI stock, indicating total consideration of approximately $81.7 million.
     The merger transaction, which is subject to regulatory approvals and the approval of stockholders of the Company, is expected to be completed during the first quarter of 2002. The merger agreement contains terms and conditions customary in transactions of this type, including termination fee and non-soliciting provisions.

(10) NEW  ACCOUNTING  STANDARDS

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

                              RESULTS OF OPERATIONS
                              ---------------------

The Company's net earnings were $3,948,000 for the nine months ended September 30, 2001, up from $2,604,000 for the nine months ended September 30, 2000. This represents an increase of $1,344,000. The increase in net earnings for the year is primarily attributable to the impact of discontinued operations in 2000, which posted a loss of $837,000 for the year ended September 30, 2000. The discontinued operations relate to the Company's mortgage-banking segment. Net earnings of $1,288,000 for the three months ended September 30, 2001 compared to net earnings of $1,119,000 for the three months ended September 30, 2000, for an increase of $169,000. The increase for these three months is mainly due to a $269,000 increase in mortgage loan origination income partially offset by a $90,000 increase in the provision for loan losses. Salaries and benefits were higher mainly due to increased commissions associated with the higher mortgage loan volume. The increased mortgage loan activity at the subsidiary bank was a result of the favorable low interest rate environment in effect for the fifteen and thirty year mortgages on one-four family residential properties.

In the fourth quarter of 1999, the Company uncovered fraud and other irregularities in CMI's underwriting and documentation of certain mortgage loans originated and sold by CMI, which may have ultimately resulted in the purchasers of these loans putting them back to CMI under the recourse provisions of the loan sale agreements and result in losses on such loans if and when they are put back to CMI. A more detailed description of the fraud is described in the Company's Annual Report of Form 10-K for the year ended December 31, 1999. As of December 31, 1999, the Company established a reserve liability of $2.3 million to cover such losses. Through June 30, 2001, the Company has repurchased and re-sold or indemnified investors for 50 loans. The remaining reserve liability as of September 30, 2001 was $1.5 million.

During its ongoing investigation into the fraud and other irregularities at CMI, the Company decided to discontinue the mortgage-banking segment. All offices of CMI, which had not been previously closed, were closed in January 2000.

The Company's net earnings from continuing operations for the nine months ended September 30, 2001 were $3,948,000, a 14.7% increase from net earnings from continuing operations of $3,441,000 for the nine months ended September 30, 2000. This increase is primarily due to a $1,133,000 increase in mortgage loan origination income and a $140,000 increase in securities gains, partially offset by an increase of $330,000 in the provision for loan losses and a $397,000 increase in salaries and benefits. The company is also beginning to incur legal and other professional fees associated with its pending sale to First National of Nebraska, Inc. which now total $141,000. Net earnings from continuing operations for the three months ended September 30, 2001 were $1,288,000 compared to $1,119,000 for the three months ended September 30, 2000. The increase is primarily attributable to a decrease in interest expense of $415,000 and an increase of $269,000 in mortgage loan origination income, partially offset by a $90,000 increase in the provision for loan losses and $253,000 increase in outside services.

Basic earnings per share from continuing operations increased to $0.89 for the nine months ended September 30, 2001 as compared to $0.79 for the nine months ended September 30, 2000. When including discontinued operations, basic earnings per share was still the same for the nine months ended September 30, 2001 as compared to $0.59 for the nine months ended September 30, 2000. Basic earnings per share from continuing operations increased to $0.29 for the three months ended September 30, 2001 as compared to $0.25 for the three months ended September 30, 2000.

                               NET INTEREST INCOME
                               -------------------

Net interest income before provision for loan losses, the Company's primary source of earnings, was $15,537,000 for the nine months ended September 30, 2001, a $734,000, or 4.9% increase over the same period in 2000. Net interest income before the provision for the three month period ended September 30, 2001 was $420,000 higher than the same period in 2000. There were many factors that influenced changes in net interest margin. Declining interest rates, increases in the loan portfolio and improved liquidity were the most notable contributors to both the 3 month and 9 month improvement over prior year net interest income.

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

On a tax equivalent basis, net interest income increased to $16,219,000 for the first nine months of 2001 from $15,407,000 for the first nine months of 2000. The tax equivalent net margin decreased for the first nine months of 2001 to 4.07% as compared to 4.10% for the same period in 2000. The decrease can primarily be attributed to a decrease in the average rate on interest-earning assets and a slightly smaller decrease in the average rate on interest-bearing deposits.

The ratio of average earning assets to average total assets was 94.6% for the first nine months of 2001 as compared to 93.2% for the same time period in 2000.

                                      ANALYSIS OF NET INTEREST INCOME-TAX EQUIVALENT BASIS
                                                         (IN THOUSANDS)

                                                                     Nine Months Ended September 30
                                                     Average Balance        Interest Earned or Paid          Average Rate
                                                 -------------------------  ------------------------  --------------------------
                                                     2001          2000        2001          2000         2001          2000
                                                 ------------  -----------  -----------  -----------  ------------  ------------
  INTEREST EARNING ASSETS:
Taxable securities available for sale            $   104,955      104,604        4,753        5,134          6.04%         6.54%
Tax-exempt securities available for sale(1)           16,289       19,298          904        1,018          7.40%         7.03%
                                                 ------------  -----------  -----------  -----------  ------------  ------------
Total securities                                     121,244      124,902        5,657        6,152          6.22%         6.62%
                                                 ------------  -----------  -----------  -----------  ------------  ------------

Federal funds sold                                     9,553        2,959          309          133          4.31%         5.99%
Mortgage loans held for sale(2)                        7,125        2,614          361          166          6.76%         8.47%
Net loans(1,3)                                       392,900      372,051       24,641       24,009          8.36%         8.60%
                                                 ------------  -----------  -----------  -----------  ------------  ------------
Total earning assets (FTE)                       $   530,822      501,526       30,967       30,460          7.78%         8.10%
                                                 ============  ===========  ===========  ===========  ============  ============

  INTEREST BEARING LIABILITIES:
Interest-bearing deposits                        $   433,176      410,028       13,947       13,799          4.29%         4.49%
Other borrowings                                      20,178       27,838          801        1,254          5.29%         6.01%
                                                 ------------  -----------  -----------  -----------  ------------  ------------
Total interest-bearing liabilities               $   453,354      437,866       14,748       15,053          4.34%         4.58%
                                                 ============  ===========  ===========  ===========  ============  ============

Interest rate spread (FTE)                                                                                   3.44%         3.52%

Net interest margin / Net interest income (FTE)                                 16,219       15,407          4.07%         4.10%
                                                                            ===========  ===========  ============  ============

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

                            PROVISION FOR LOAN LOSSES
                            -------------------------

The Company establishes a provision for loan losses which management believes is sufficient to maintain adequate reserve levels. The third quarter provision of $195,000 was $90,000 higher than the same period a year ago. The provision is a result of credit analysis, historical trends in net charges to the allowance, loan portfolio configuration, and loan growth. Loan growth was the major factor that contributed to the increase in the provision from prior year. Management closely monitors loan quality to minimize loan losses. The Company's loan review program closely monitors credit conditions of specific loans, historical trends in charge-offs at the subsidiaries as well as at companies within their peer group, experience and quality of lending staff, and general economic conditions in the communities that the subsidiaries serve. This system allows management to assess the adequacy of the allowance for loan losses. The allowance for loan losses as a percentage of total outstanding loans was 1.24% at September 30, 2001 which increased from 1.17% as compared to December 31, 2000.

The provision for loan losses recorded during the first nine months of 2001 was $645,000 as compared to $315,000 during the same period in 2000. The increase is due to charge-offs recorded in the first quarter of 2001, as well as other credit quality factors identified in the Company's analysis of the allowance for loan losses. The balance in the allowance for loan losses is derived from the quarterly assessment of adequacy performed in the ordinary course of business by management. Each loan officer grades their individual commercial credits and the Company's internal loan review function validates the officers' grades. The grading system is in compliance with regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). Once the specific portion of the allowance is calculated, management calculates a historical portion for each loan category based on loan loss history, current economic conditions and trends in the portfolio, including delinquencies and impairments, as well as changes in the composition of the loan portfolio. Although management believes the allowance for loan losses was at a level adequate to absorb probable incurred losses on existing loans at September 30, 2001, there could be no assurance that such losses will not exceed estimated amounts. The allowance for loan loss balance reflects the underlying credit risk in the loan portfolio.

Management continues to closely monitor asset quality. Non-performing assets, defined as loans 90 days or more past due and still accruing interest, loans in non-accrual status, restructured loans, and other real estate owned, represented 0.61% of total assets as of September 30, 2001, which increased from 0.46% at December 31, 2000. The following table summarizes the components of non-performing assets at September 30, 2001 and at December 31, 2000:

                                             SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                             -------------------  ------------------
                                                    (dollars in thousands)
  Non-accrual loans                          $             1,725  $            2,374
  Loans past due 90+ days & still accruing                 1,691                  90
  Restructured loans                                           0                  99
  Other real estate owned                                    124                   0
                                             -------------------  ------------------
  TOTAL NON-PERFORMING ASSETS                $             3,540  $            2,563
                                             ===================  ==================

Year-to-date net charge-offs at September 30, 2001 were $275,000 as compared to $152,000 at September 30, 2000. Management continues to closely monitor all past due loans and improve credit administration and collection efforts.

                             OTHER OPERATING INCOME
                             ----------------------

Total other operating income is comprised of mortgage loan origination income from the subsidiary bank, trust services, deposit service charges, other customer service charges, and other miscellaneous income. Excluding security gains and losses, other operating income was $4,764,000 for the nine months ended September 30, 2001, an increase of 31.7% from $3,616,000 for the nine months ended September 30, 2000. This change can be primarily attributed to an increase in mortgage loan origination income of $1,133,000. The increased mortgage loan activity at the subsidiary bank was a result of the favorably low interest rate environment in effect for fifteen and thirty year mortgages on one-to-four-family residential properties. For the three months ended September 30, 2001, other operating income, excluding security gains and losses, was $1,499,000 as compared to $1,297,000 for the same period in 2000 an increase of $202,000. This increase is mainly due to the increased mortgage loan origination income of $269,000.

Securities net gains of $140,000 were recognized during the first nine months of 2001 as compared to no gains or losses for the same time period in 2000. The decision to purchase or sell a security is based on a number of factors including, but not limited to, the potential for increased yield, improved liquidity, asset mix adjustment, improvement in the interest rate gap, and collateral (pledging) requirements of local municipalities. For the three months ended September 30, 2001, net security gains of $35,000 were recognized as compared to no security gains and losses during the same time period in 2000.

                            OTHER OPERATING EXPENSES
                            ------------------------

Other operating expenses were $13,893,000 for the nine months ended September 30, 2001 as compared to $13,082,000 for the nine months ended September 30, 2000. Salaries and employee benefits expense represents the largest component of other operating expenses. This category increased $397,000, or 5.1% from the nine month period ended September 30, 2001 to September 30, 2000. The increase is mainly due to the commissions associated with the high volume of mortgage loan activity and unusually higher recruiting costs.

Occupancy and furniture and fixtures expenses were $2,066,000 for the nine months ended September 30, 2001, an increase of $149,000, or 7.77%, from the same period in 2000. The increase was mainly due to software conversion related expenses incurred in 2001. Outside services increased 56.3% to $702,000 during the nine months ended September 30, 2001 as compared to $449,000 for the same period in 2000, mostly related to legal and professional consulting fees.

Advertising expense decreased 11.0% in the first nine months of 2001 to $265,000 versus $298,000 for the first nine months of 2000. Tax expense increased 23.0% to $1,955,000 for the nine months ended September 30, 2001 as compared to $1,581,000 for the same period in 2000. The tax expense also increased 34.4% to $602,000 for the three months ended September 30, 2001 as compared to $481,000 for the same period in 2000. The increase in the tax expense is attributable to the increase in the earnings before taxes of the Company for the periods noted above.

The following table shows the Company's income before income taxes, as well as applicable income taxes and the effective tax rate for the three months and nine months ended September 30, 2001 and 2000.

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30         SEPTEMBER 30
                                 2001       2000       2001       2000
                              --------------------  --------------------
  Income before income taxes  $  1,890   $  1,600   $  5,903   $  5,022
  Applicable income taxes          602        481      1,955      1,581
  Effective tax rate             31.85%     30.06%     33.11%     31.48%


                               FINANCIAL CONDITION
                               -------------------

Total assets at September 30, 2001, increased $30,932,000 as compared to December 31, 2000. The increase was due to increases in net loans of $7,241,000, mortgage loans held for sale of $1,725,000, and securities available for sale of $26,077,000 offset by a decrease in federal funds sold of $7,200,000. Deposits increased $23,267,000 while other borrowings increased
$2,360,000. Average assets for the first nine months of 2001 increased by $26,073,000 or approximately 4.8% as compared to the corresponding period in 2000. This increase was primarily attributed to a $20,933,000 increase in the average net loan portfolio and $6,594,000 in Federal funds sold. Average total deposits grew 5.4% over the corresponding period in 2000 to $490,316,000. Despite this growth in average deposits, the subsidiary bank continues to experience competition for deposits that continues to put pressure on the overall cost of funds. Management continues to view "core" deposits (individuals, partnerships and corporate deposits) as the primary long term funding source for internal growth of the Company, but also recognizes the need to use wholesale funding sources, such as Federal Loan Home Bank advances, to fund loan portfolio growth.

                                     CAPITAL
                                     -------

The Company is committed to maintaining a strong capital position at the subsidiary bank and on a consolidated basis. Management monitors, analyzes and forecasts capital positions to ensure that adequate capital is available to support growth and maintain financial soundness. The Company's Tier 1 leverage ratio as of September 30, 2001 was 7.92%, an increase from 7.73% at December 31, 2000. The ratio exceeds the regulatory well-capitalized levels, and management believes the Company is maintaining a strong capital position. The Company's September 30, 2001 total risk weighted capital ratio also increased to 12.49% from 11.56% at December 31, 2000. The Tier 1 capital ratio at September 30, 2001 increased to 11.29% from 10.44% at December 31, 2000. Both the total risk weighted and Tier 1 capital ratios also continue to exceed regulatory well-capitalized levels.

Total stockholder's equity increased $6,026,000 from December 31, 2000 to September 30, 2001, primarily due to an increase in retained earnings of $3,418,000 and an increase in accumulated other comprehensive earnings of $2,337,000 due to the change in unrealized gains/losses on securities available for sale. In addition, the Company issued 26,133 shares of common stock through its Dividend Reinvestment and Stock Purchase Plan and its Stock Benefit Plan, which generated $271,000 of new stockholders' equity.

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

As presented in the Consolidated Statement of Cash Flows, the Company has experienced significant changes in the cash flows from operating, investing and financing activities during the first nine months of 2001 as compared to the same period in 2000. These fluctuations primarily relate to the changes in the loan, investment, and mortgage loans held for sale portfolios, as explained above.

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

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The tables below present the Company's projected changes in net interest income for the various rate shock levels at September 30, 2001 and June 30, 2001.

                                 SEPTEMBER 30, 2001
                                NET INTEREST INCOME
                            ---------------------------
                            Amount    Change    Change
                            ------    ------    ------
                               (dollars in thousands)

        +200 bp             $22,528  $  (326)    (1.42)%
        +100 bp              22,613     (241)    (1.05)
          Base               22,854     ----      ----
        -100 bp              23,220      366      1.60
        -200 bp              23,666      812      3.55

Based upon the Company's model at September 30, 2001, the effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 1.42% or approximately $326. The effect of an immediate 200 basis point decrease in rates would increase the Company's net interest income by 3.55% or approximately $812. The company has experienced a shift in the deposit mix to shorter and more liquid products. Many variable priced loan products are now reaching interest rate floors. These factors create more volatility in the interest rate shock analysis.

                                   JUNE 30, 2001
                                NET INTEREST INCOME
                             -------------------------
                             Amount    Change   Change
                             ------    ------   ------
                             (dollars in thousands)

        +200 bp             $22,009  $   191     0.87 %
        +100 bp              21,891       73     0.33
          Base               21,818     ----     ----
        -100 bp              21,834      (16)   (0.07)
        -200 bp              21,901      (83)   (0.38)

Based upon the Company's model at June 30, 2001, the effective of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by .87% or approximately $191. The effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 0.38% or approximately $83.

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


ITEM  2--CHANGES  IN  SECURITIES
Not  applicable.


ITEM  3--DEFAULTS  UPON  SENIOR  SECURITIES
Not  applicable.


ITEM  4--  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

A special shareholder's meeting will be taking place to approve the planned merger of Castle BancGroup, Inc. and First National of Nebraska, Inc. that was announced on September 10, 2001.


ITEM  5--  OTHER  INFORMATION
Not  applicable.


ITEM  6--EXHIBITS  AND  REPORTS  ON  FORM  8-K

          The company filed a report on Form 8-K on September 12, 2001 with respect to the announcement of the planned merger between Castle BancGroup, Inc. and First National of Nebraska, Inc. that was announced to the public on September 10, 2001.

ITEM  11-COMPUTATION  OF  EARNINGS  PER  SHARE
See  EPS  computation  on  Page  7  Note  2.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Castle  BancGroup,  Inc.


  /s/  John  W.  Castle
------------------------
By:    John  W.  Castle
       Chairman of the Board and Director
Date:  November  9,  2001




  /s/  Dewey  R.  Yaeger
-------------------------
By:    Dewey  R.  Yaeger
       President, Chief Executive Officer, and Director
Date:  November  9,  2001




  /s/  Nathan  C.  Kloster
--------------------------
By:    Nathan  C.  Kloster,
       Vice  President and Controller
       (Principal Financial Officer and Principal Accounting Officer)
Date:  November  9,  2001